Form 10QSB
period 1998-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 1998-11-13
CIK 913072

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the Quarterly period ended September 30, 1998


                         Commission File Number: 0-24715


                       MERRILL MERCHANTS BANCSHARES, INC.


              MAINE                                             01-0471507
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


                                 201 Main Street
                               Bangor, Maine 04401
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code: 207-942-4800.

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes: [X]   No: [ ]


The number of shares outstanding for the issuer's classes of common stock as of November 12, 1998 are:

               (Class)                                          (Outstanding)
        COMMON STOCK, $1.00 Par Value                              2,358,591


Transitional Small Business Disclosure Format: Yes: [ ]      No: [X]

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB



                                                                             Page No.
PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Condition at
              September 30, 1998 and December 31, 1997                           3

         Consolidated Statements of Income for the Three and Nine Months Ended
              September 30, 1998 and September 30, 1997                          4

         Consolidated Statements of Shareholders' Equity and Comprehensive
              Income for the Nine Months Ended September 30, 1998 and
              September 30, 1997                                                 5

         Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1998 and September 30, 1997             6

         Notes to Financial Statements                                         7-8

Item 2   Management's Discussion and Analysis of Condition
              and Results of Operations                                       9-12

PART II  OTHER INFORMATION                                                      13

Item 1   Legal Proceedings                                                      13

Item 2   Changes in Securities and Use of Proceeds                              13

Item 3   Defaults upon Senior Securities                                        13

Item 4   Submission of Matters to a vote of Security Holders                    13

Item 5   Other Information                                                      13

Item 6   Exhibits and Reports on Form 8-K                                       13

Signature Page

                MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

           (In Thousands, Except Number of Shares and per Share Data)

                                                                                  September 30,         December 31,
                                                                                      1998                 1997
                                                                                      ----                 ----
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                            $   6,475             $   7,486
Interest-bearing deposits with banks                                                   2,502                   523
Federal funds sold                                                                     3,000                 2,650
                                                                                     -------              --------
       Total cash and cash equivalents                                                11,977                10,659
Investment securities
   Available for sale                                                                 48,343                42,864
   To be held to maturity                                                              1,006                 1,962
Loans held for sale                                                                      636                   508
Loans receivable                                                                     122,180               118,888
   Less allowance for loan losses                                                      1,971                 1,717
                                                                                     -------             ---------
       Net loans receivable                                                          120,209               117,171
Other real estate owned                                                                   --                    43
Properties and equipment, net                                                          2,813                 2,806
Deferred income tax benefit                                                              191                   129
Accrued income and other assets                                                        4,374                 2,477
                                                                                     -------              --------
       Total assets                                                                 $189,549              $178,619
                                                                                     =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                    $  22,723              $ 25,018
Savings and NOW deposits                                                              70,199                64,513
Certificates of deposit                                                               59,793                56,781
                                                                                     -------              --------
       Total deposits                                                                152,715               146,312
Securities sold under agreements to
   repurchase (term and demand)                                                       12,308                11,897
Other borrowed funds                                                                   2,687                 5,144
Accrued expenses and other liabilities                                                 1,380                 1,104
Long-term debt                                                                            --                 2,895
Mandatory convertible debentures                                                         300                   300
                                                                                     -------               -------
       Total liabilities                                                             169,390               167,652
                                                                                     -------               -------
Shareholders' equity
   Convertible cumulative preferred stock, par value $1; authorized 50,000
        shares, issued and outstanding 19,566 shares                                      20                    20
   Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 2,358,591 and 1,542,123 shares in 1998 and 1997,
        respectively                                                                   2,359                 1,542
   Capital surplus                                                                    15,422                 7,754
   Retained earnings                                                                   2,200                 1,647
   Unrealized gain on securities available for sale, net of tax of $82 and
        $2 in 1998 and 1997, respectively                                                158                     4
                                                                                     -------              --------
       Total shareholders' equity                                                     20,159                10,967
                                                                                     -------              --------
       Total liabilities and shareholders' equity                                   $189,549              $178,619
                                                                                     =======               =======

                MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

           (In Thousands, Except Number of Shares and per Share Data)


                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                           1998       1997           1998       1997
                                                           ----       ----           ----       ----
Interest and dividend income
   Interest and fees on loans                              $2,962     $2,728        $ 8,670    $ 7,841
   Interest on investment securities                          642        577          1,936      1,666
   Dividends on investment securities                          14         13             41         38
   Interest on federal funds sold and interest-
      bearing deposits                                         59         66            121        112
                                                            -----     ------        -------    -------
       Total interest and dividend income                   3,677      3,384         10,768      9,657
                                                            -----     ------        -------    -------
Interest expense
   Interest on deposits                                     1,467      1,317          4,229      3,739
   Interest on borrowed funds                                 191        242            687        687
                                                           ------     ------        -------    -------
       Total interest expense                               1,658      1,559          4,916      4,426
                                                           ------     ------        -------    -------
       Net interest income                                  2,019      1,825          5,852      5,231
Provision for loan losses                                      90         75            270        225
                                                           ------     ------        -------    -------
       Net interest income after provision for
         loan losses                                        1,929      1,750          5,582      5,006
                                                           ------     ------        -------    -------
Non-interest income
   Service charges on deposit accounts                        133        119            380        353
   Other service charges and fees                             134        132            367        356
   Trust fees                                                 173        140            488        386
   Other                                                       44         35            122        112
   Net gain on sale of mortgage loans                          85         22            203         42
                                                           ------     ------        -------    -------
       Total non-interest income                              569        448          1,560      1,249
                                                           ------     ------        -------    -------
Non-interest expense
   Salaries and employee benefits                             856        789          2,584      2,308
   Occupancy expense                                          165        151            477        469
   Equipment expense                                          119        112            353        359
   Data processing                                            171        154            498        448
   Other                                                      401        407          1,160      1,125
                                                           ------     ------        -------    -------
       Total non-interest expense                           1,712      1,613          5,072      4,709
                                                           ------     ------        -------    -------
Income before income taxes                                    786        585          2,070      1,546
Income tax expense                                            275        220            728        572
                                                           ------     ------        -------    -------
       Net income                                          $  511     $  365        $ 1,342    $   974
                                                           ======     ======        =======    =======

Per share data
   Basic earnings per common share                         $  .24     $  .21        $   .72    $   .57
                                                           ======     ======        =======    =======
   Diluted earnings per common share                       $  .20     $  .19        $   .57    $   .49
                                                           ======     ======        =======    =======

                MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

           (In Thousands, Except Number of Shares and per Share Data)

                                                                                                   Unrealized
                                       Convertible                                                 Gain (Loss)
                                       Cumulative                                                 on Securities      Total
                                        Preferred       Common        Capital       Retained        Available    Shareholders'
                                          Stock          Stock        Surplus       Earnings         for Sale       Equity
                                          -----          -----        -------       --------         --------       ------
Balance at December 31, 1996                $20        $1,469         $7,331          $  861          $ (10)        $ 9,671
Net income                                   --            --             --             974             --             974
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $13           --            --             --              --             24              24
                                            ---         -----         ------           -----          -----          ------
       Total comprehensive income            --            --             --             974             24             998

5% common stock dividend
   declared                                  --            73            423            (497)            --              (1)
Convertible cumulative preferred
   stock dividends declared, $2.92
   per share                                 --            --             --             (57)            --             (57)
                                            ---         -----         ------           -----          -----          ------

Balance at September 30, 1997               $20        $1,542         $7,754          $1,281         $   14         $10,611
                                             ==         =====         ======           =====          =====          ======


Balance at December 31, 1997                $20        $1,542         $7,754          $1,647         $    4         $10,967
Net income                                   --            --             --           1,342             --           1,342
Change in unrealized gain on
   securities available for sale, net
   of deferred income taxes of $79           --            --             --              --            154             154
                                            ---         -----         ------           -----          -----          ------
       Total comprehensive income            --            --             --           1,342            154           1,496

Common stock options exercised,
     48,000 shares                           --            48            200              --             --             248
5% common stock dividend declared            --            79            488            (568)            --              (1)
Common stock offering                        --           690          7,448              --             --           8,138
Offering cost                                --            --           (468)             --             --            (468)
Common stock cash dividend
  declared,$.09 per share                    --            --             --            (164)            --            (164)
Convertible cumulative preferred
   stock dividends declared, $2.92
   per share                                 --            --             --             (57)            --             (57)
                                            ---         -----         ------           -----          -----          ------

Balance at September 30, 1998               $20        $2,359        $15,422          $2,200         $  158         $20,159
                                             ==         =====         ======           =====          =====          ======

                MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                 (In Thousands)

                                                                                            1998                 1997
                                                                                            ----                 ----
Cash flows from operating activities
   Net income                                                                             $  1,342              $   974
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                             259                  223
      Amortization                                                                             112                   93
      Net accretion of discounts on investment securities                                      (24)                 (45)
      Deferred income taxes                                                                     17                   13
      Originations of loans held for sale                                                  (20,441)              (4,664)
      Proceeds from sales of loans held for sale                                            20,370                4,390
      Increase in accrued income and other assets                                              (24)                (273)
      Increase in accrued expenses and other liabilities                                       132                  360
      Decrease in deferred loan fees, net                                                      (20)                 (18)
      Provision for loan losses                                                                270                  225
      Provision for losses on other real estate owned                                            5                   20
      Net gain on sale of mortgage loans                                                      (203)                 (42)
      Net loss on property and equipment                                                         2                    9
                                                                                            ------               ------
             Net cash provided by operating activities                                       1,797                1,265
                                                                                            ------               ------
Cash flows from investing activities
   Net loans made to customers                                                              (3,288)              (8,891)
   Acquisition of premises and equipment                                                      (268)                (667)
   Purchase of investment securities available for sale                                    (20,686)             (34,024)
   Proceeds from sales and maturities of investment securities
      Sales and maturities of available for sale securities                                 15,466               29,235
      Maturities of held to maturity securities                                                955                1,157
   Proceeds from sale of other real estate owned                                                38                   --
   Acquisition of life insurance policy                                                     (1,854)                (604)
                                                                                             -----               ------
             Net cash used in investing activities                                          (9,637)             (13,794)
                                                                                             -----               ------
Cash flows from financing activities
   Net increase in demand, savings and NOW deposits                                          3,391                9,965
   Net increase in certificates of deposit                                                   3,012                3,598
   Net increase (decrease) in securities sold under agreement to repurchase                    411                 (450)
   Net increase (decrease) in other borrowed funds                                          (2,457)               4,468
   Payment of long-term debt                                                                (2,895)                (600)
   Dividends paid on convertible cumulative preferred stock and common stock                  (222)                 (58)
   Proceeds from stock issuance, net of cost                                                 7,918                   --
                                                                                            ------               ------
              Net cash provided by financing activities                                      9,158               16,923
                                                                                            ------               ------
Net increase in cash and cash equivalents                                                    1,318                4,394
Cash and cash equivalents, beginning of period                                              10,659                8,591
                                                                                            ------               ------
Cash and cash equivalents, end of period                                                   $11,977              $12,985
                                                                                            ======               ======

Supplemental disclosures of cash flow information
   Cash paid for interest                                                                 $  4,950              $ 4,425
   Transfers to other real estate owned                                                         --                   28
   Income tax paid                                                                             806                  520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 1998 period is not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Merrill Merchants Bancshares, Inc. and Subsidiary's Form SB-2 registration filing.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of real estate owned, management obtains independent appraisals for significant properties.

The allowance for loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30 (in thousands, except for number of shares and per-share data):


                                                                                             1998              1997
                                                                                             ----              ----
Basic earnings per share
       Net income, as reported                                                        $      1,342       $        974
       Preferred stock dividends declared                                                      (57)               (57)
                                                                                       -----------        -----------
           Income available to common shareholders                                    $      1,285       $        917
                                                                                       ===========        ===========
       Weighted-average shares outstanding                                               1,775,138          1,619,226
                                                                                       ===========        ===========
       Basic earnings per share                                                       $       0.72       $       0.57
                                                                                       ===========        ===========

Diluted earnings per share
       Net income, as reported                                                        $      1,342       $        974


       Interest on mandatory convertible debentures, net of tax                                 14                 14
                                                                                       -----------        -----------
           Income available to common shareholders                                    $      1,356       $        988
                                                                                       ===========        ===========
       Weighted-average shares outstanding                                               1,775,138          1,619,226
       Effect of stock options, net of assumed treasury stock purchases                    325,179            111,519
       Effect of convertible preferred stock                                                66,654             66,654
       Effect of mandatory convertible debentures                                          199,935            199,935
                                                                                       -----------        -----------
           Adjusted weighted-average shares outstanding                                  2,366,906          1,997,334
                                                                                       ===========        ===========
       Diluted earnings per share                                                     $       0.57       $       0.49
                                                                                       ===========        ===========


The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 5% stock dividend in 1998 and 1997. In addition, the Company declared a stock split effected in the form of an 800% stock dividend in 1998. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in 1998. The Statement contains certain presentation and disclosure requirements concerning the components of comprehensive income and the changes therein. The consolidated statement of changes in shareholders' equity has been presented in accordance with the requirements of the Statement.

The Company has presented earnings per share data in accordance with SFAS No. 128, "Earnings per Share." The Statement requires publicly traded entities to present basic and diluted earnings per common share.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. Adoption of the SOP is expected to have no effect on net income for 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for years beginning after December 31, 1997. This Statement requires a company to disclose certain income statement and balance sheet information by operating segment. Since the Company's operations consist entirely of banking activities, no additional disclosure requirements will be imposed on the Company.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. As the Company currently holds no derivative instruments, the Statement is expected to have no impact on the Company's financial statements.

NOTE 4 -- SIGNIFICANT EVENTS

The Company's initial public offering in August 1998 resulted in the issuance of 690,000 shares of common stock and additional capital of $7.7 million, net of offering cost. A portion of the capital proceeds was used to repay long-term debt of $2.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

I. FINANCIAL CONDITION

Total assets increased $10.9 million or 6.1% to $189.5 million during the first nine months of 1998. The increase was the result of increases in the investment portfolio of $4.5 million or 10.1%, the loan portfolio of $3.4 million or 2.9%, interest-bearing deposits with banks of $2.0 million and accrued income and other assets of $1.9 million. Asset growth was funded by a combination of deposit growth and proceeds from the Company's initial public offering of common stock. The investment portfolio mix has changed since December 31, 1997 with U.S. Government and Agency money market funds increasing from $166,000 to $8.4 million at September 30, 1998. Loan growth was generated from the commercial arena with increases in both commercial and commercial real estate loans of $3.0 million and $5.5 million, respectively. These increases were offset by declines in the residential, home equity and consumer loan balances due to a lower level of general interest rates resulting in refinancing. Other assets primarily increased due to an insurance premium payment of $1.8 million for the supplemental executive retirement plan that is treated as cash surrender value of life insurance.

Total deposits increased $6.4 million or 4.4% to $152.7 million for the first nine months of 1998. The increase in the savings and NOW deposits of $5.7 million is primarily attributable to continued success with a passbook savings product offered at a premium interest rate. Certificates of deposit balances increased by $3.0 million and demand deposits decreased $2.3 million from a normal seasonally high balance of $25.0 million at December 31, 1997. The completion of the Company's initial public offering in August 1998 resulted in additional capital of $7.7 million. A portion of the capital proceeds was used to repay long-term debt of $2.9 million.

In originating loans, the Bank recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.0 million at September 30, 1998 (1.61% of total loans), an increase of $254,000 over the Bank's $1.7 million allowance for loan losses at December 31, 1997.

II. RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $1.3 million, an increase of $368,000 or 37.8% from the same period in 1997. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and investment securities and a 24.9% increase in non-interest income. Third quarter earnings of $511,000 for 1998 exceeded third quarter 1997 earnings of $365,000 primarily as a result of an increase in net interest income. Although earnings for the third quarter of 1998 exceeded 1997 by 40%, diluted earnings per share increased only 5% from $0.19 per share for the third quarter of 1997 to $0.20 for the same period in 1998. This is due to the increase in the weighted average shares outstanding in August 1998 by an additional 690,000 common shares.

The annualized return on average assets for the nine months ended September 30, 1998 and 1997 was 1.01% and .82%, respectively. Return on average shareholders' equity on an annualized basis for the same 1998 and 1997 nine month periods was 13.54% and 12.88%, respectively.

III. NET INTEREST INCOME

Net interest income is interest earned on interest-earning assets less interest incurred on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and certificates of deposit issued from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including repurchase agreements, short-term borrowings and long-term debt. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

Net interest income for the nine months ended September 30, 1998 was $5.9 million, an 11.9% increase over the net interest income for the first nine months of 1997 of $5.2 million. This increase is attributable to an increase in average earning assets (both loans and investment securities) from $149.3 million in 1997 to $168.1 million in 1998. This was accompanied with a slight decline in the average rate earned on interest-earning assets from 8.59% to 8.51% for the nine months ended September 30, 1997 and 1998, respectively.

The average interest rate incurred on interest-bearing liabilities for the nine month period in 1998 and 1997 was 4.67% and 4.66%, respectively on average interest-bearing liabilities of $127.1 million in 1997 and $140.9 million in 1998. The net interest margin for those periods declined from 4.62% in 1997 to 4.60% in 1998.


IV. NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 1998 and 1997 totaled $1.6 million and $1.2 million, respectively, an increase of $311,000 or 24.9%. The increase is primarily due to an increase in gain on sale of mortgage loans of $161,000 and trust fees of $102,000. Lower interest rates on the national level have resulted in increased secondary market loan activity translating to increases in gains on mortgage loan sales. Trust fees have increased due to growth of trust assets to $121.3 million at September 30, 1998 compared with trust assets of $82.0 million at September 30, 1997.

Non-interest income increased by $121,000 or 27.0% for the third quarter of 1998 over the same period in 1997. The increase is primarily related to increases in mortgage loan sale gains and trust fees.

V. NON-INTEREST EXPENSE

Non-interest expense increased by $363,000, an increase of 7.7%, for the nine months ended September 30, 1998 as compared to the same period in 1997. Salaries and employee benefits increased by $276,000 or 12.0% in the first nine months of 1998 compared to 1997. This increase was the result of normal annual increases and the addition of employees (including additions of employees at the Newport branch established in April 1997). Also, data processing expense increased by $50,000 or 11.2% for the nine months ended September 30, 1998 as compared to 1997 due to increases in both loan and deposit volume.

Non-interest expense increased by $99,000 or 6.1% for the third quarter of 1998 over the same period in 1997. The increase is primarily related to increases in salaries and employee benefits and data processing fees.

Annual operating expenses are also expected to increase in future periods due to future branching and product expansion and the increased cost of operating as a public stock institution.


VI. CAPITAL

The Company's initial public offering in August 1998 resulted in the issuance of 690,000 shares of common stock and additional capital of $7.7 million. Cash dividends per share declared on common stock were $.03 for the third quarter of 1998.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at September 30, 1998, of 16.85% and 18.37%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1997 were 9.77% and 11.30%.

VII. YEAR 2000 ISSUES

The Company utilizes various computer software programs to provide banking products and services to its customers. Many existing computer programs use only two digits to identify a year in the date field and were not designed to consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company adopted a plan to minimize the Year 2000 risk. The plan included the formation of a Year 2000 Committee to assess, monitor and review vendor compliance and certification and to identify all systems and equipment used in the daily operations of the Bank that might be affected. The scope of the project covers all computer systems including PC and network hardware and software and mainframe software. It also covers all equipment and other systems utilized in bank operations or in the premises from which the Company operates.

During 1998, the Company has completed the awareness and assessment phase, identified mission-critical systems, developed a testing strategy, worked on contingency plans and undertaken steps to verify that significant vendors, suppliers and other related business parties will be ready for the year 2000. The following table identifies each phase and its estimated timetable for completion:

                Phase                            Status
                -----                            ------
           1.  Awareness                 Completed
           2.  Assessment                Completed
           3.  Renovation                Completion by December 31, 1998
           4.  Testing                   Completion by March 31, 1999
           5.  Validation                Completion by March 31, 1999


The Company utilizes a third party service provider to perform its most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. The service provider has informed the Company that it has completed the software programming for its applications used by the Company. Testing of the third party provider's programs commenced in October 1998 and proxy testing and validation are expected to be completed by March 31, 1999.

The Company has a formal customer due-diligence plan. The Company has communicated with its large borrowers and corporate customers to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting and loan renewal and monitoring process.

The Company has estimated that total costs directly related to Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Bank. The Year 2000 budget is currently $50,000. Total direct costs to date are less than $5,000 (excluding employee hours). Purchased hardware and software will be capitalized in accordance with normal policy. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the Year 2000 issue.

The Company's most reasonable likely worst case Year 2000 scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement manual contingency systems without serious impact on the Company's financial condition. As of September 1998, the Company has created several basic contingency plans. The Company is in the process of assessing these plans for the possible impact of Year 2000 failures. It will adjust its existing contingency plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. This activity is expected to be substantially complete in the first quarter of 1999. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted all seek to minimize any potential adverse effect on the Bank or its customers.

PART II. OTHER INFORMATION

Item 1     Legal Proceedings                                            None

Item 2     Changes in Securities and Use of Proceeds                    None

Item 3     Defaults upon Senior Securities                              None

Item 4     Submission of Matters to a vote of Security Holders          None

Item 5     Other Information                                            None

Item 6     Exhibits and Reports on Form 8-K                             See Exhibit 27 -- Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MERRILL MERCHANTS BANCSHARES, INC.


Date:      11/12/98                                     By: /s/ Edwin N. Clift
         ---------------------------                            ----------------------------
                                                                Edwin N. Clift
                                                                President and Chief Executive Officer
                                                                (Principal Executive Officer)



Date:      11/12/98                                     By: /s/ Deborah A. Jordan
        ---------------------------                             ----------------------------
                                                                Deborah A. Jordan
                                                                Senior Vice President and
                                                                Treasurer (Principal Financial
                                                                and Accounting Officer)