Form 10KSB
period 1998-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 1999-03-31
CIK 913072

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File No.: 000-24715

                       MERRILL MERCHANTS BANCSHARES, INC.
                 (Name of Small Business Issuer in its charter)

           Maine                                       01-0471507
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      201 Main Street, Bangor, Maine 04401
                    (Address of principal executive offices)
                                 (207) 942-4800
                (Issuer's Telephone Number, Including Area Code)

     Securities registered pursuant to section 12(g) of the Exchange Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

     The revenues for the issuer's fiscal year ended December 31, 1998 are $16,797,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 31, 1998: $16,477,459

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 2,432,214 shares outstanding as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on March 15, 1999, and the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

         ITEM 1.  BUSINESS...................................................1
         ITEM 2.  DESCRIPTION OF PROPERTY...................................20
         ITEM 3.  LEGAL PROCEEDINGS.........................................21
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......21

PART II

         ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER   MATTERS.....................................21
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................21
         ITEM 7.  FINANCIAL STATEMENTS......................................22
         ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................22

PART III

         ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........22
         ITEM 10. EXECUTIVE COMPENSATION....................................22
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................22
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............22
         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K....................23

SIGNATURES

Forward Looking Statements

This Annual Report on Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments.

                                     PART I

ITEM 1. BUSINESS

General

     Merrill Merchants Bancshares, Inc. (the "Company"), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the "Bank") and holds 100% of the Bank's outstanding common stock (the "Bank Stock"). The Company, through its ownership of the Bank, is engaged in a general commercial and retail banking business, along with trust and investment services. Unless the context otherwise requires, references herein to the Company shall include the Company and the Bank, on a consolidated basis.

     The Company is an entity legally separate and distinct from the Bank. The only sources of the Company's income and cash flow are any dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

     The Bank was established in 1992 to purchase certain assets and assume certain liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains seven branch banking offices (collectively, the "Branch Banks") in five area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor's sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine, the State's flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; and (iv) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has seven ATM locations in its primary market area.

     The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. The Bank has also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $136.5 million in assets under management as of December 31, 1998. As of December 31, 1998, the Company had total assets of $199.7 million, loans net of allowances of $128.5 million, total deposits of $164.1 million and shareholders' equity of $20.7 million.

     The Bank's income is derived principally from interest and fees earned in connection with its lending activities, interest and dividends on investment securities, and service charges and fees on deposit and trust accounts. Its main expenses are the interest paid on deposits and operating expenses. The Bank's customer deposits are insured, up to the applicable limits, by the Federal Deposit Insurance Corporation ("FDIC").

     Community Banking Strategy

     Having identified the need for community banking services in its market area, the Bank has worked to position itself as a service-oriented community bank. The Bank is staffed by experienced management personnel, most of whom reside in the area and who know the Bank's customers and are able to provide personalized service for these customers. This strategy has been deliberately developed and implemented at a time when consolidation within the industry has resulted in an increasing depersonalization among the larger financial institutions. The Bank has focused on fostering banking relationships with customers which include multiple financial services that range from basic checking to investment management accounts.

     As a part of this strategy, the Company and the Bank have attracted local business people, who actively promote the Bank in the community, to serve on their Boards of Directors. In an effort to broaden the community's awareness of the Bank and attract new business, the Company has also obtained additional investments in and support for the Bank from local investors.

     The Bank is active in small business lending and has earned the designation "Preferred Lender" by the Small Business Administration (SBA). The Bank is the only community bank in the State to have been awarded this distinction. The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial market. The Company's affiliations with third party data processors have enabled the Bank to deliver high technology products such as automated telephone banking, banking by personal computer, and check imaging while maintaining a local, friendly flavor in its Branch Banks. This same strategy has been implemented by the Trust and Investment Services Department which is also serving many clients who appreciate the personal attention and custom service provided locally. The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

     Market Area and Competition

     The Bank's primary market area, Greater Bangor, is at the center of commercial activity for the northeastern and central region of the State of Maine. Nearly 100,000 people live in the Bank's primary market area. The Bank is part of a strategic link to Canada, as Bangor is the closest U.S. metropolitan area to Eastern Quebec and the Canadian Maritime provinces. Many regional and national companies site their operations in the Bangor area. Services, trades, manufacturing and government are the four largest fields of employment in the metropolitan Bangor region. Bangor is also a healthcare center for central, eastern and northern Maine. The City is a regional financial center and is also serviced by several statewide and regional accounting firms, law firms, insurance companies and security and investment firms. Bangor is also a hub for government services, with many local, state and federal offices located within the city. Bangor is accessible by multiple exits from Interstate 95, a major interstate highway which transits the eastern seaboard of the United States. Major routes to all regions of the state bisect Bangor from various directions. Bangor International Airport provides domestic and international passenger and cargo service for a significant portion of the state. The Bank has targeted this same area as its focus for possible expansion of the franchise. Any such expansion would occur with carefully selected de novo branching or taking advantage of opportunities created as the large regional banks consolidate and sell or close branches.

     The financial services landscape has changed considerably over the past five years in the Bank's primary market area, Greater Bangor. Two large out of state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level. The State's largest Maine-based bank, with a strong presence in the local market, has also experienced considerable change as it has acquired greater market share through acquisitions in-state and out-of-state. A large locally-based bank has expanded its line of financial services and acquired an extensive branch network beyond the local market. Credit unions have continued to expand their membership and the scope of banking services offered. Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products. Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank. Interstate banking also could intensify competition if out of state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.

     Over the past decade, due to more liberal interstate banking laws, northeastern and central Maine has seen an increase in acquisitions of locally-owned Maine-based banks, including Maine-based banks in the Bank's primary market area, by non-local entities. It has been the observation of the Company's management that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank's customers or the communities they serve. Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.

     Thus, the Company believes that there will continue to be a need for a bank in the Bank's primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank's primary market area and to extending trust services to clients with accounts of all sizes. The Bank's management also makes decisions based upon, among other things, the knowledge of the Bank's employees regarding the communities and customers in the Bank's primary market area. The individuals employed by the Bank, to a large extent, reside near the Branch Banks and thus are generally familiar with the Branch Banks' communities and customers. This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.

     The Trust and Investment Services Department of the Bank has taken advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria. The Bank is able to offer a comprehensive array of trust and investments services to individuals, businesses, non-profit organizations and municipalities of varying asset size and to provide the highest level of personal service. The staff includes attorneys as well as investment and employee benefits professionals with trust and banking experience.

     The Bank has worked and will continue to work to position itself to be competitive in its market area. The Bank's ability to make decisions close to the marketplace, management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting the Bank's ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

     Lending Activities

     The Bank has experienced loan growth since it was established in October 1992. One of the primary factors contributing to the growth has been an experienced local lending group. Many commercial lending relationships have been developed by the Bank as a result of long standing business associations over many years. Many of the Bank's officers have held lending positions with Bangor area banks for in excess of fifteen years. Management believes that these relationships have been not only instrumental in loan growth but in developing quality customers.

     The Company strives to provide a full range of financial products and services to small and medium-sized businesses and consumers. The Bank has an established Officer Loan Committee which meets weekly to review and approve credits and a Director Loan Committee which meets monthly, or as necessary, to approve credits in excess of $250,000. The Bank's loan mix is subject to the discretion of its Board of Directors and the demands of the local marketplace. Management has established relationships with local area legal and accounting professionals to cultivate referrals by hosting informational meetings at the Bank. Asset quality is a top priority for the Bank and a significant consideration in business development efforts.

     Commercial and Commercial Real Estate Lending

     Loans in this category principally include loans to service, retail, medical, wholesale and light manufacturing businesses. Commercial loans are made based on the management, financial strength and repayment ability of the borrower. As of December 31, 1998, commercial and commercial real estate loans represented the largest class of loans at $77.2 million or 60% of total loans. The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD). The Bank had originated the second highest number of SBA loans in the State of Maine for the SBA Maine District Office during their 1998 fiscal year. The Bank is the only community bank in the state to have been awarded designation as a Preferred Lender by the SBA.

     The Bank's commercial real estate loans are ordinarily made at variable rates of interest, and amortized up to fifteen years, although some loans are originated for terms of five years or less at fixed rates of interest. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. The commercial real estate loans are secured by a variety of properties, including buildings occupied by small-to-medium sized businesses, apartment complexes and non-owner/user office and retail business.

     The Bank's commercial loans primarily are underwritten in the Bank's primary market area on the basis of the borrowers' ability to service such debt from income. Many of these loans involve lines of credit written at variable rates of interest on a demand basis, or for terms not exceeding one year, while others are written on a term basis typically for up to five years, generally at variable rates of interest. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment or other chattel although such loans may also be made on an uncollateralized basis. As additional security for commercial loans, the Bank normally requires the personal guarantee of the principals and may require financial performance covenants.

     Commercial loans generally present a higher level of risk than one-to-four-family residences due to the concentration of principal in a limited number of loans and borrowers, the effect of general economic considerations in commercial properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, the repayment of loans secured by commercial real estate is typically dependent on the successful operation of the related business activities.

     Residential Mortgage Lending

     The Bank endeavors to meet the needs of its individual customers by making residential mortgage loans. Residential loans include the origination of conventional mortgages, residential lot loans and residential acquisition, development and construction loans for the purchase or construction of single-family housing or lots. The Bank offers fixed and adjustable rate mortgages ("ARMs"). With these loans, the real estate normally constitutes the primary collateral.

     Loans in this category include both portfolio loans which are held by the Bank until maturity and loans which are sold on the secondary market. In the case of secondary market loans, all servicing rights are retained by the Bank which maintains the service connection to the customer. The Bank participates in government guaranteed programs and has also helped coordinate several innovative programs including a partnership with Penquis Community Action Program in their "Own Me" program which assists low income women in the purchase of a home, and housing workshops for the hearing impaired.

     As of December 31, 1998, residential loans accounted for a total of $25.2 million representing 19% of total loans. The Bank's secondary market servicing portfolio stands at $56.8 million.

     The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank generally charges a higher interest rate if the property is not owner-occupied. It has been the Bank's experience that the proportion of fixed-rate and adjustable-rate loan originations depends in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

     Fixed and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. However, in some instances, the Bank may lend in excess of 80% of the value of the property collateralizing the loan. The Bank, in most cases, requires title, fire and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Although the contractual loan payment period for single family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Bank charges no penalty for prepayment of mortgage loans. Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses.

     Home Equity Lending

     The Bank originates home equity loans on a fixed and variable interest rate basis. At December 31, 1998, fixed rate loans totaled $10.9 million and variable rate loans amounted to $8.5 million. Fixed rate loans are for terms of 5 to 10 years with monthly amortization required and interest rates ranging from 8.5% to 12.5%. Interest rates on variable rate loans are 1.50% to 2.00% over the prime interest rate. These home equity loans are generally secured by a second mortgage on the principal residential property.

     Consumer Lending

     Consumer loans made by the Bank have included home improvement, automobile, boat and recreation vehicle loans, credit cards and overdraft protection accounts. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized. Consumer loans are made at fixed and variable interest rates.

     Consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks, such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

     Consumer loans totaled approximately $7.0 million and represented 5% of the Bank's loan portfolio at December 31, 1998. Such loans bear interest at fixed rates ranging from 9% to 18%.

     M&M Joint Venture

     In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company ("M&M"), a jointly owned subsidiary. M&M was established to provide a review of various internal bank risk control functions. M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and approximately 17 other financial institutions in Maine access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

     Maine Acceptance Corporation

     In January, 1999, the Company established Maine Acceptance Corporation ("MAC"), a finance company, as a wholly-owned subsidiary under the Maine Consumer Credit Code. MAC will provide credit products commonly referred to as "sub-prime" lending, which usually denotes a weakness in credit history or a high loan-to-value on collateral. MAC will engage in indirect auto lending, as well as provide other types of loans, including personal unsecured loans, recreational vehicle loans, auto loans, mobile home loans and home equity loans. MAC has engaged in minimal business to date.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

     The following table presents selected consolidated financial data for the Company. The data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.

                                                                         At or for the Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                            1998            1997           1996           1995             1994
                                                        ------------  ---------------  -------------  --------------  --------------
Financial Condition Data:                                                         (Dollars in Thousands)
Total assets ........................................   $  199,743     $  178,619        $  158,425      $  135,744     $  113,231
Cash and cash equivalents ...........................        7,627         10,164             8,591           6,723          6,683
Investment securities ...............................       55,909         45,321            41,014          30,257         21,692
Loans receivable, net (1) ...........................      128,507        117,679           104,320          95,256         81,137
Deposits ............................................      164,128        146,312           126,704         111,340         91,812
Repurchase agreements ...............................       11,747         11,897            12,164          10,173          7,827
Other borrowed funds ................................        1,461          5,144             2,832             192          1,000
Long-term debt ......................................           --          2,895             3,695           4,000          4,000
Mandatory convertible debentures ....................          300            300               300             300            300
Shareholders' equity ................................       20,655         10,967             9,671           8,761          7,675
Income Statement Data:
Interest and dividend income ........................   $   14,586     $   13,215        $   11,826      $   10,349     $    7,445
Interest expense ....................................        6,554          6,060             5,383           4,371          2,774
Net interest income .................................        8,032          7,155             6,443           5,978          4,671
Provision for loan losses ...........................          360            355               360             355            150
Net interest income after provision for loan losses .        7,672          6,800             6,083           5,623          4,521
Non-interest income .................................        2,211          1,724             1,489           1,302            911
Non-interest expense ................................        6,939          6,357             5,813           5,407          4,840
Income before income taxes ..........................        2,944          2,167             1,759           1,518            592
Income tax expense ..................................        1,028            765               639             551            219
Net income ..........................................        1,916          1,402             1,120             967            373
Per Share Data:
Earnings per share-basic (2) ........................          .96            .82               .65             .55            .19
Earnings per share-diluted (2) ......................          .78            .71               .58             .52            .19
Cash dividends on Common Stock (2) ..................          .14            .03                --              --             --
Book value (2)(3) ...................................         8.61           6.77              5.98            5.33           4.79
Weighted average shares outstanding (2) .............    1,925,595      1,619,226         1,619,226       1,619,226      1,619,226
Selected Financial Ratios and Other Data:
Return on average assets ............................         1.05%          0.86%             0.78%           0.80%          0.37%
Return on average equity (3) ........................        12.97          13.63             12.28           11.83           4.95
Net interest margin (4) .............................         4.66           4.67              4.72            5.25           4.99
Net interest spread .................................         3.89           3.98              3.97            4.48           4.34
Non-performing assets to total assets (5) ...........         0.08           0.13              0.45            0.33           0.63
Non-performing loans to total loans (5) .............         0.12           0.15              0.36            0.15           0.87
Allowance for loan losses to total loans ............         1.55           1.44              1.37            1.18           1.17
Allowance for loan losses to non-performing loans (5)      1330.92         933.15            384.62          760.40         133.80
Net loan charge-offs to average loans ...............         0.04           0.08              0.04            0.21           0.02
Efficiency ratio (6) ................................        67.74          71.60             73.29           74.27          86.71
Capital Ratios:
Tier 1 risk-based capital (7) .......................        16.39           9.77              9.53            9.03           8.83
Total risk-based capital (7) ........................        17.89          11.30             11.10           10.63          10.46
Leverage ratio (7) (8) ..............................        10.31%          6.06%             5.98%           5.84%          6.31%

------------------------------------

(1)  Includes loans held for sale.
(2) Adjusted to reflect the 9:1 Stock Split, 5% stock dividends in 1998 and 1997 and a 3% stock dividend in 1996.
(3) Excludes unrealized gain or loss on securities available for sale net of taxes.
(4) Represents net interest income as a percentage of average interest earning assets. Calculation is shown tax-effected for tax exempt interest income assuming a federal tax rate of 34%.
(5) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due while other real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6) Non-interest expense divided by the sum of net interest income plus non-interest income.
(7) The minimum regulatory capital ratios in order for the Company to be adequately capitalized are: Tier 1 capital - 4.00%; total risk-based capital -- 8.00%; and leverage ratio -- 4.00%
(8) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

Lending Activities

     The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                           Loan Portfolio Composition

                                                                               At December 31,
                                                      ------------------------------------------------------------------
                                                                    1998                             1997
                                                      ------------------------------------------------------------------
                                                           Amount             %          Amount               %
                                                      -------------------------------------------------------------------
                                                                       (Dollars in thousands)
Real Estate
     Commercial ..............                           $  48,896           38%         $40,984             34%
     Construction ............                               1,833            1            3,012              3
     Residential .............                              22,279           17           26,638             22
     Home equity .............                              19,362           15           20,036             17
     Loans held for sale .....                               2,875            2              508             --
                                                         ---------       ------         --------            ---
     Total real estate .......                              95,245           73           91,178             76
Commercial ...................                              28,322           22           20,757             18
Consumer .....................                               6,963            5            7,461              6
                                                         ---------       ------         --------            ---
     Total loans .............                             130,530          100%         119,396            100%
                                                                         ======                             ===
Less allowance for loan losses                              (2,023)                       (1,717)
                                                         ---------                      --------
Total ........................                           $ 128,507                      $117,679
                                                         =========                      ========

     The following table sets forth as of December 31, 1998, loans by scheduled due date for the periods indicated. Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.

                             Loan Maturity Schedule

                                                                      At December 31, 1998
                                           ---------------------------------------------------------------------------
                                                Due in
                                              one year or      Due after one year     Due after 5
                                                 less          but before 5 years        years            Total
                                           ---------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Real estate .........................         $ 19,430            $ 30,229              $ 42,711         $ 92,370
Loans held for sale .................            2,875                  --                    --            2,875
Commercial ..........................           16,080               9,523                 2,719           28,322
Consumer ............................            2,704               3,031                 1,228            6,963
                                              --------            --------              --------         --------

Total loans .........................         $ 41,089            $ 42,783              $ 46,658         $130,530
                                              ========            ========              ========         ========

Loans maturing after one year:
Predetermined interest rates ........                                                                    $ 43,701
Floating or adjustable interest rates                                                                      45,740
                                                                                                         --------
Total ...............................                                                                    $ 89,441
                                                                                                         ========

     The following is a summary of non-performing assets at December 31, 1998 and 1997:

                              Non-Performing Assets

                                                                           At December 31,
                                                                  -----------------------------------

                                                                        1998             1997
                                                                  -----------------------------------
                                                                        (Dollars in thousands)
Loans:
    Non-accrual loans ................................                  $148             $181
    Loans 90 days or more past due but still accruing                      4                3
    Restructured loans ...............................                    --               --
                                                                        ----             ----
       Non-performing loans ..........................                   152              184
OREO .................................................                    12               43
                                                                                         ----
       Non-performing assets .........................                  $164             $227
                                                                        ====             ====

Non-performing loans as a percentage of total loans .........           0.12%            0.15%
Non-performing assets as a percentage of total assets .......           0.08%            0.13%
Non-performing assets as a percentage of total loans and OREO           0.13%            0.19%

     At December 31, 1998, loans on non-accrual status totaled $148,000. Interest income not recognized on non-accrual loans was $27,000 in 1998. There was no interest income recognized on non-accrual loans in 1998.

     Adversely Classified Assets

     The Bank's management adversely classifies certain assets as "doubtful" or "loss" based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if existing deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     At December 31, 1998, the Bank had $1.3 million of loans that were classified as substandard and $341,000 classified as doubtful. This compares to $2.2 million and $307,000 of loans that were classified as substandard and doubtful at December 31, 1997. The Bank had no loans which were classified as loss at either date. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. As of December 31, 1998 and 1997, the portion of loans guaranteed by either the SBA, RD or FAME amounted to approximately 25% and 44% of the total loan balances adversely classified, respectively. At December 31, 1998, included in the $1.6 million of loans that were classified as substandard and doubtful were $1.5 million of performing loans. This compares to $2.3 million of adversely classified performing loans as of December 31, 1997. These amounts constitute loans that, in the opinion of management, could potentially migrate to non-performing or loss status.

Allowance for Loan Losses

         The following table sets forth activity in the Bank's allowance for loan losses during the years indicated:

                         Summary of Loan Loss Experience

                                                         Year Ended December 31,
                                                         -----------------------
                                                            1998         1997
                                                         -----------------------
                                                          (Dollars in thousands)
Total net loans outstanding at the end of year (1) ...   $ 128,507     $ 117,679
Average net loans outstanding during the year  (1) ...   $ 120,070     $ 109,427
Allowance for loan losses, beginning of year .........   $   1,717     $   1,450
Loans charged off during the period:
           Real estate:
              Commercial .............................          --            (6)
              Residential ............................         (20)          (16)
              Home equity ............................          (7)           --
              Loans held for sale ....................          --            --
           Commercial ................................         (20)          (23)
           Consumer ..................................         (31)          (55)
                                                         ---------     ---------

                 Total ...............................         (78)         (100)
                                                         ---------     ---------

Recoveries of loans previously charged off:
           Real estate:
              Commercial .............................          --            --
              Residential ............................          22            12
              Home equity ............................          --            --
              Loans held for sale ....................          --            --
           Commercial ................................          --            --
           Consumer ..................................           2            --
                                                         ---------     ---------

                 Total ...............................          24            12
                                                         ---------     ---------

Net loans charged off during the year ................         (54)          (88)
                                                         ---------     ---------

Provisions charged to income statement ...............         360           355
                                                         ---------     ---------

Allowance for loan losses, end of year ...............   $   2,023     $   1,717
                                                         =========     =========

Ratios:
Net charge-offs to average loans outstanding .........        0.04%         0.08%
Net charge-offs to loans, end of period ..............        0.04%         0.07%
Allowance for loan losses to average loans outstanding        1.68%         1.57%
Allowance for loan losses to loans, end of year ......        1.55%         1.44%
Allowance for loan losses to non-performing loans ....     1330.92%       933.15%

------------------------------------
(1) Includes loans held for sale.

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                            At December 31,
                                                   -------------------------------------------------------------------
                                                                 1998                             1997
                                                   --------------------------------   --------------------------------
                                                                     % of Loans to                     % of Loans to
                                                        Amount        Total Loans        Amount         Total Loans
                                                   -------------------------------------------------------------------
Commercial and Commercial Real Estate (1)              $  999             60%            $  989              52%
Construction ............................                   9              1                 15               3
Residential .............................                 120             17                134              22
Home equity .............................                 193             15                199              17
Loans held for sale (2) .................                  --              2                 --              --
Consumer ................................                 179              5                200               6
Unallocated .............................                 523             --                180              --
                                                       ------            ---             ------             ---
         Total allowance for loan losses               $2,023            100%            $1,717             100%
                                                       ======            ===             ======             ====

-------------------
(1) Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Bank utilizes an internal risk rating system for these loans on a consolidated basis.
(2) No allowance has been allocated to loans held for sale as these loans are sold without recourse within approximately ten days after the loan closing resulting in minimal loan loss risk to the Bank.

     The unallocated portion of the allowance for loan losses increased to $523 at December 31, 1998 from $180 at December 31, 1997. Management determined an increase in the unallocated portion of the allowance to be necessary in 1998 due to a number of factors impacting the local economy that have not yet been fully reflected in the financial information provided by borrowers. These factors include a continued deterioration in trade with Canada, due to the currency exchange rate imbalance and provincial sales taxes; another relatively weak holiday season for retailers; and depressed conditions in certain natural resource-based industries, such as commercial fishing, timber and agriculture. While these factors are not yet identifiable with respect to specific borrowers, the Bank has determined an overall increase in the allowance for loan losses to be necessary to provide for resultant expected losses.

     Investment Activities

     The Company's investment portfolio serves three important functions: first, it enables the adjustment of the balance sheet's sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity. The investment portfolio is structured to maximize the return on invested funds within conservative risk guidelines.

     The composition of the investment portfolio as of December 31, 1998 was 44% U.S. Treasury notes and U.S. Government agencies and corporations, 38% mortgage-backed securities and collateralized mortgage obligations and 18% other securities. The comparable distributions for December 31, 1997 was 54% U.S. Treasury notes and U.S. Government agencies and corporations, 39% mortgage-backed securities and collateralized mortgage obligations and 7% other securities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                   Investment Securities Portfolio Composition

                                                                                       At December 31,
                                                                         --------------------------------------------

                                                                                  1998                  1997
                                                                         --------------------  ----------------------
Securities held to maturity (1):
    Mortgage-backed securities and collateralized mortgage obligations .         $   668               $ 1,962
                                                                                 =======               =======
Securities available for sale (2):
    U.S. Treasury securities ...........................................         $20,304               $21,043
    U.S. Government agencies and corporations ..........................           4,034                 3,579
    Mortgage-backed securities and collateralized mortgage obligations .          20,647                15,851
    State and local government debt securities .........................             621                 1,402
    U.S. Government and agency money market funds ......................           5,081                   166
     Certificates of deposit ...........................................           3,664                   495
    Other securities (3) ...............................................             890                   823
                                                                                 -------               -------

    Total ..............................................................         $55,241               $43,359
                                                                                 =======               =======

------------------------------
(1)  Carried at amortized cost.
(2)  Carried at estimated market value.
(3)  Includes FHLB stock, Federal Reserve stock and FNMA stock.

               Maturity Schedule of Securities Available for Sale

                                                                           At December 31, 1998
                                                                             (At Market Value)
                                      ----------------------------------------------------------------------------------------------
                                             One year       Over one year       Over 5 years
                                              or less       through 5 years   through 10 years    Over 10 years        Total
                                      ------------------- ------------------  -----------------  -----------------  ----------------
                                                Weighted            Weighted           Weighted           Weighted          Weighted
                                       Amount   Yield(1)  Amount    Yield(1)  Amount   Yield(1)  Amount   Yield(1)  Amount  Yield(1)
                                      ------------------- ------------------  -----------------  -----------------  ----------------
                                                                          (Dollars in thousands)

U.S. Treasury securities ............ $10,077     5.99%   $10,227    5.14%   $   --       --     $    --      --    $20,304  5.56%

U.S. Government agencies and
  corporations ......................      --       --      4,034    5.37%       --       --          --      --      4,034  5.37%

Mortgaged-backed securities and
  collateralized mortgage obligations      --       --      1,355    5.97%    7,428     6.16%     11,864    6.04%    20,647  6.08%

States and local government
  debt securities ...................      --       --        390    5.14%      231     7.14%         --      --        621  5.89%

U.S. Government and agency
  money  market funds ...............   5,081     4.80%        --      --        --       --          --      --      5,081  4.80%

Certificates of deposit .............   3,664     5.67%        --      --        --       --          --      --      3,664  5.67%

Other securities ....................     890     6.35%        --      --        --       --          --      --        890  6.35%
                                      -------     ----    -------    ----    ------     ----    ----------  ----    -------  ----
Total ............................... $19,712     5.64%   $16,006    5.27%   $7,659     6.19%    $11,864    6.04%   $55,241  5.70%
                                      =======     ====    =======    ====    ======     ====    ==========  ====    =======  ====

------------------------
(1) Yield is adjusted for the effect of tax-exempt securities assuming a Federal tax rate of 34%.

                Maturity Schedule of Securities Held to Maturity

                                                                           At December 31, 1998
                                                                           (At Amortized Cost)
                                      ----------------------------------------------------------------------------------------------
                                             One year       Over one year       Over 5 years
                                              or less       through 5 years   through 10 years    Over 10 years        Total
                                      ------------------- ------------------  -----------------  -----------------  ----------------
                                                Weighted            Weighted           Weighted           Weighted          Weighted
                                       Amount   Yield(1)  Amount    Yield(1)  Amount   Yield(1)  Amount   Yield(1)  Amount  Yield(1)
                                      ------------------- ------------------  -----------------  -----------------  ----------------
                                                                           Dollars in thousands)
Mortgage-backed securities
 and collateralized
 mortgage obligations....                  --       --         --      --    $  668     5.91%         --      --       $668  5.91%

                  Deposit Activities

     The following table sets forth the average balances and weighted average rates for the Bank's categories of deposits for the periods indicated:

                       Average Deposit Balances and Rates

                                                            Year Ended December 31,
                                     -------------------------------------------------------------------------
                                                   1998                                1997
                                     -------------------------------------------------------------------------
                                      Average    Average     % of Total    Average     Average     % of Total
                                      Balance      Rate      Deposits      Balance     Rate        Deposits
                                     --------   ---------   ------------  ---------   ---------   ------------
                                                            (Dollars in thousands)
Non-interest checking .............. $ 23,593       --          16%       $ 20,631       --           15%
Interest checking and  money market    25,772     2.32%         17%         23,794      2.29%         18%
Savings ............................   43,007     4.36%         29%         32,717      4.40%         25%
Certificates of deposit ............   57,220     5.66%         38%         55,306      5.68%         42%
                                       ------                  ---          ------                   ---

Total .............................. $149,592                  100%       $132,448                   100%
                                     ========                  ===        ========                   ===

     The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank's depositors are residents in its primary market area. The Bank has not sought brokered deposits and does not intend to do so in the future.

     The following table summarizes at December 31, 1998 the Bank's certificates of deposit of $100,000 or more by time remaining until maturity:

                                                                              December 31, 1998
                                                                          --------------------------
Maturity Period:
                     Less than three months..............................      $  3,323
                     Over three months through six months................         2,107
                     Over six months through twelve months...............         1,632
                     Over twelve months..................................         3,702
                                                                               --------
                        Total............................................      $ 10,764
                                                                               =========

     Short-Term Borrowings

     The borrowings utilized by the Bank primarily have been securities sold under agreements to repurchase. Other short-term borrowings generally include federal funds purchased, FHLB advances, treasury tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury, which are repaid upon notification by the U.S. Treasury.

     The following table sets forth certain information regarding securities sold under agreement to repurchase for the dates indicated:

                                                                     At or for the
                                                                Year Ended December 31,
                                                    ------------------------------------------------

                                                            1998                     1997
                                                    ----------------------  ------------------------
Average balances outstanding.......................       $12,163                   $11,931
Maximum amount outstanding at any month-
   end during the year.............................       $13,554                   $12,991
Balance outstanding at end of year.................       $11,747                   $11,897
Weighted average rate during the year..............          4.28%                     4.23%
Weighted average rate at end of year...............          3.60%                     4.30%

Federal and State Taxation

     General

     The Company and the Bank file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Banks and bank holding companies are subject to federal income taxes in the same manner as other corporations. In accordance with an income tax sharing agreement, income tax charges or credits will be allocated to the Company and the Bank on the basis of their respective taxable income or loss included in the consolidated income tax return.

     Federal Income Taxation

         Although the Bank's income tax liability is determined under provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which is applicable to all taxpayers or corporations, Sections 581 through 597 of the Code apply specifically to financial institutions.

     The two primary areas in which the treatment of financial institutions differ from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on the asset size of the Bank, it is permitted to maintain a bad debt reserve calculated on an experience method, based on charge-offs for the current and preceding five years or a "grandfathered" base year reserve, if larger.

     State and Local Taxation

     The Company on a consolidated basis is subject to a separate state franchise tax in lieu of state corporate income tax. The amount of the tax is the sum of 1% of Maine net income and $.08 per $1,000 of Maine assets as defined in Maine law. Maine assets are the corporation's total end of the year assets as reported on the federal income tax return. Maine net income is the corporation's net income or loss as reported on the federal income tax return which is apportioned to Maine under Maine law.

                           SUPERVISION AND REGULATION

     Bank holding companies and state banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

     General

     As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA. The Company is also subject to the regulation and supervision of the Maine Bureau of Banking by virtue of provisions of Maine law which govern financial institution holding companies such as the Company. Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares). Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Banking before acquiring more than 5% of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution. Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period. Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company's Common Stock and Preferred Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

     Before any "company," as defined in the BHCA, may acquire "control," as defined in the BHCA, over the Company, the prior approval of the Federal Reserve Board generally is required. In addition, before any individual or entity which is not required to seek prior approval from the Federal Reserve Board may acquire control of the Company, prior notice to the Federal Reserve Board generally is required. Similarly, notice to and approval by the Maine Superintendent of the Bureau of Banking is required before any "financial institution holding company," as defined in the Maine Banking Code, may acquire more than 5% of a Maine financial institution or Maine financial institution holding company.

     Under the BHCA and the Maine Banking Code, the Company is permitted, directly or through subsidiaries, to engage in a variety of financial activities deemed by the Federal Reserve Board to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. A bank holding company normally is not permitted, however, to acquire direct or indirect control of any company which is not a bank or not engaged in activities determined by the Federal Reserve Board to be closely related to banking. Certain exemptions are available with respect to subsidiaries engaged in activities that have been determined by regulation to be closely related to banking such as making or servicing loans, underwriting credit life insurance, performing certain data processing services, acting as an investment or financial advisor, and providing securities brokerage services.

     As a condition to the approval by the Federal Reserve of the Company's application to become a bank holding company, the Federal Reserve imposed additional requirements on the Company, including the following: (i) the Company may not incur any debt in addition to that evidenced by the Debentures without the prior approval of the Federal Reserve Bank of Boston; and (ii) except with the prior approval of the Federal Reserve Bank of Boston, the Company cannot repurchase any outstanding Common Stock if the proposed stock repurchase would cause its debt to equity ratio to exceed 30%. The Federal Reserve Board possesses cease and desist powers over bank holding companies to prevent or remedy unsafe or unsound practices or violations of law. These and other restrictions limit how the Company may conduct its business and obtain financing.

     The Bank is also subject to continued regular supervision and examination by applicable federal and state banking agencies. The Bank is a Maine state-chartered bank that is a member of the Federal Reserve System. The Federal Reserve exercises primary supervision over the Bank through periodic examination. The Bank is also subject to regulation by the FDIC as well as the Bureau. The FDIC has authority to terminate insurance for accounts pursuant to procedures established for that purpose. The Bank must comply with various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

     Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock or principal and interest on debt, if any, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

     In addition to the statutory prohibition against the withdrawal of any portion of the Bank's capital and certain statutory limitations on the payment of dividends, under Maine law the Bank may not pay dividends if it is insolvent or if the payment of such dividends would render the Bank insolvent. In addition, Maine law generally requires that dividends may be paid only out of either unreserved and unrestricted earned surplus or out of the unreserved and unrestricted net earnings of the then current and preceding fiscal years. If the dividends are to be paid only out of net earnings, shareholders must be notified of the source of the dividend and of the fact that there was no earned surplus from which to pay the dividend.

     The payment of dividends by any state bank that is a member of the Federal Reserve System is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board. The regulations and restrictions on dividends paid by the Bank may limit the Company's ability to obtain funds from such dividends for its cash needs, including funds for payment of operating expenses, and dividends on the Common Stock.

     If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See "FDICIA."

     The payment of dividends by the Company and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Transactions With Affiliates and Insiders

     The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies.

     Capital Adequacy

         The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets ("Total Risk Based Capital" ratio) for "adequately capitalized" institutions is 8%. The minimum adequate capitalization guideline for the ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Risk Based Capital" ratio) is 4%.

     In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies. Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for banks that meet certain specific criteria and 4% for other institutions. The Company's Leverage Ratio at December 31, 1998 was 10.3%. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA."

     Holding Company Structure and Support of the Bank

     Because the Company is the parent holding company of the Bank, its right to participate in the assets of any subsidiary upon the Bank's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (i) the default of a commonly-controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly-controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions.

     The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company's actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 1998.

                                   Company Regulatory
                                        Minimum                Company             Bank
                              -------------------------   -----------------   --------------

Tier 1 capital...............           4.00%                    16.39%            12.23%
Total risk-based capital.....           8.00%                    17.89%            13.49%

     FDICIA

     The FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institution. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

     Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     The Company and the Bank, at December 31, 1998 and 1997, were "well capitalized" under the criteria discussed above.

     FDIC Insurance Premiums

     The Bank is required to pay semiannual FDIC deposit insurance assessments. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. The FDIC is authorized by federal law to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Bank and the Company's earnings. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

     Interstate Banking

     The acquisition by the Company of more than 5% of the outstanding voting securities or substantially all of the assets of a bank located outside of the State of Maine is regulated by the BHCA. Such acquisition is also subject to the law of the state in which the bank to be acquired is located. Under certain circumstances, the Company might not be permitted to acquire an interest in another bank located outside Maine. Further, any company attempting to acquire control of the Company or the Bank also may be subject to certain limitations on interstate banking. Even assuming that the law of the state in which the bank is located permits acquisition, the Maine Banking Code requires prior approval of the Superintendent of the Bureau of Banking for certain acquisitions of more than 5% of a financial institution having operations conducted outside of Maine.

     The status of interstate banking legislation adopted by individual states has been in a constant state of change in recent years. While federal law has substantially liberalized interstate banking, a number of states have adopted some form of legislation which limits interstate banking by bank holding companies.

     Interstate Act

     Subject to certain conditions and exceptions, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) permits mergers of national and state banks across state lines unless the state has opted out of the interstate bank merger provisions, (iii) permits branching de novo by national and state banks into other states and (iv) permits certain interstate bank agency activities one year after enactment. Subject to certain limitations, Maine law permits out of state financial institutions, federal associations and national banks to establish de novo branches or to acquire branches in Maine.

     Community Reinvestment Act

     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision evaluate the record of such financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     Other Regulations

     Interest and certain other charges collected or contracted for by banks are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ITEM 2. DESCRIPTION OF PROPERTY

     Over the past six years, the Company has made improvements to or relocated from nearly all of the properties it acquired in connection with the Bank's formation. The most significant project being the 1997 two-story expansion and renovation of its headquarters building at 201 Main Street. This increased the size of the structure from 8,000 to a total of 17,000 square feet, and includes a large branch, commercial, trust and administrative offices as well as a board room and two conference rooms. The property is located at the gateway to downtown Bangor and the enhancements to the site have significantly improved the area. The site suits the Company's present needs and further expansion is available on the premises if the needs of the Company change in the future.

     992 Union Street Branch, Bangor

     The Bank's most recent project, completed in late 1997, was the relocation of this office from a small, outdated facility at 559 Union Street to a new branch at the Airport Plaza Mall located at 992 Union Street. This branch includes a spacious lobby, three comfortable offices, a conference room and kitchen. Adequate parking and convenient access to the multi-lane drive up and ATM are added benefits.

     920 Stillwater Avenue, Bangor

     In 1994, the Bank relocated from an office within the Bangor Mall to a spacious facility located in the CrossRoads Plaza. This office includes the branch and the Residential Mortgage Department and its operational staff. This location features a multi-lane drive up and ATM and provides service to another ATM located inside the Bangor Mall.

     366 Wilson Street, Brewer

     In 1995, the Company sold the original Brewer branch building on North Main Street and relocated to the present location. This is a leased facility which had been recently renovated by another bank. It features a multi-lane drive-up and ATM and is conveniently located at the center of the Brewer business district.

     69 Main Street, Orono

     The Orono branch is also located near the center of town on the first floor of a former bank building. The Company assumed this lease in 1992 and has made some cosmetic improvements to the facility since that time. In 1998 an ATM was installed at the site to complement the existing drive-up services.

     27 Main Street, Pittsfield

     The Pittsfield branch, which was acquired by the Bank as part of the start-up, is a historic two story Main Street building with approximately 12,600 square feet of space.

     Newport Plaza, Newport

     In 1997, the Company opened its first branch in a locally owned supermarket in Newport. This facility is unlike most supermarket banks in that it includes a drive-up as well as in-store tellers and loan and customer service personnel.

ITEM 3. LEGAL PROCEEDINGS

     Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following information included in the Merrill Merchants Bancshares, Inc. 1998 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information included in the Annual Report is incorporated herein by reference: "Selected Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

     The following information included in the Annual Report is incorporated herein by reference: "Audited Financial Statements and Notes to Consolidated Financial Statements" on pages 15 through 33 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information included in the Company's 1998 Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees, Continuing and Retiring Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

     The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 -- Election of Directors -- Directors' Compensation," "-- Compensation Table," "-- Stock Option Plan" and "-- Transactions with Certain Related Persons."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following financial statements included in the 1998 Annual Report are incorporated herein by reference:

          Consolidated Statements of Financial Condition -- December 31, 1998 and 1997; Consolidated Statements of Income -- Years Ended December 31, 1998 and 1997; Consolidated Statements of Changes in Shareholders Equity -- December 31, 1998 and 1997; Consolidated Statements of Cash Flows -- Years Ended December 31, 1998 and 1997; and Notes to Consolidated Financial Statements -- Years Ended December 31, 1998 and 1997.

     (b)  Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1   Articles of Incorporation of Merrill Merchants Bancshares, Inc.*

3.2   By-laws of Merrill Merchants Bancshares, Inc.*

4     Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*

10.1 Operating Agreement between the Company and M&M Consulting Limited Liability Company.*

10.2 Services Agreements between the Company and M&M Consulting Limited Liability Company.*

10.3 Data Processing Services Agreement between the Company and M&I Data Services, a Division of Marshall & Ilsley Corporation.*

10.4 Financial Services Agreement with Financial Institutions Service Corporation.*

10.5  Form of Life Insurance Endorsement Method Split Dollar Plan Agreement.*

10.6  Form of Unfunded Deferred Compensation Agreement.*

10.7  Form of Executive Supplemental Retirement Plan.*

10.8  Form of Mandatory Convertible Debentures.*

10.9  Correspondent Trust Services Agreement with Northern Trust Company.*

10.10 Stock Option Plan, as amended.*

10.11 Form of Stock Option Agreement.*

10.12 1998 Directors' Deferred Compensation Plan.*

13    Annual Report to Shareholders for the Year Ended December 31, 1998.

21    Subsidiaries of the Registrant.

23    Consent of Berry Dunn McNeil & Parker.

27    Financial Data Schedule.**

99   1999 Proxy Statement (previously filed on March 12, 1999).

-----------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

**   Filed in electronic format only.

     (c)  Reports on Form 8-K.

      None.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

By:  /s/ Edwin N. Clift
     -------------------------------------
     President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                          Title                            Date
                   ----                                          -----                            ----
/s/ Edwin N. Clift                                Director, President and                    March 25, 1999
------------------------------------------        Chief Executive Officer
Edwin N. Clift                                    (Principal executive officer)

/s/ Deborah A. Jordan                             Treasurer (Principal                       March 25, 1999
------------------------------------------        financial officer)
Deborah A. Jordan

/s/ William C. Bullock, Jr.                       Chairman of the Board                      March 25, 1999
------------------------------------------
William C. Bullock, Jr.

/s/ Joseph H. Cyr                                 Director                                   March 25, 1999
------------------------------------------
Joseph H. Cyr

/s/ Perry B. Hansen                               Director                                   March 25, 1999
------------------------------------------
Perry B. Hansen

/s/ Leonard E. Minsky                             Director                                   March 25, 1999
------------------------------------------
Leonard E. Minsky

/s/ Joseph Sewall                                 Director                                   March 25, 1999
------------------------------------------
Joseph Sewall

/s/ Dennis L. Shubert, M.D.                       Director                                   March 25, 1999
------------------------------------------
Dennis L. Shubert, M.D.

/s/ Susan B. Singer                               Director                                   March 25, 1999
------------------------------------------
Susan B. Singer

/s/ Harold S. Wright                              Director                                   March 25, 1999
------------------------------------------
Harold S. Wright

                                      -25-