Form 10QSB
period 1999-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 1999-05-12
CIK 913072

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.


                  For the Quarterly period ended March 31, 1999


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X ] No: [ ]


The number of shares outstanding for the issuer's classes of common stock as of April 30, 1999 are:

            (Class)                                 (Outstanding)
 COMMON STOCK, $1.00 Par Value                        2,578,041


Transitional Small Business Disclosure Format: Yes: [ ] No: [ X ]

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB


                                                                     PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Condition at
                  March 31, 1999 and December 31, 1999                       3

         Consolidated Statements of Income for the Three Months Ended
                  March 31, 1999 and March 31, 1998                          4

         Consolidated Statements of Shareholders' Equity for the
                  Three Months Ended March 31, 1999 and March 31, 1998       5

         Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1999 and March 31, 1998             6

         Notes to Financial Statements                                   7 - 9

Item 2   Management's Discussion and Analysis of Condition
                  and Results of Operations                            10 - 15

PART II   OTHER INFORMATION                                                 15

Item 1   Legal Proceedings                                                  15

Item 2   Changes in Securities and Use of Proceeds                          15

Item 3   Defaults upon Senior Securities                                    15

Item 4   Submission of Matters to a vote of Security Holders                15

Item 5   Other Information                                                  15

Item 6   Exhibits and Reports on Form 8-K                                   15

Signature Page                                                              16

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             MARCH 31,           DECEMBER 31,
                                                                                               1999                 1998
                                                                                            -----------          ------------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)                                   (UNAUDITED)
ASSETS
Cash and due from banks                                                                     $   9,255             $   6,081
Interest-bearing deposits with banks                                                               63                    46
Federal funds sold                                                                              2,000                 1,500
                                                                                             --------              --------
       Total cash and cash equivalents                                                         11,318                 7,627
Investment securities
   Available for sale                                                                          55,644                55,241
   To be held to maturity                                                                         569                   668
Loans held for sale                                                                               592                 2,875
Loans receivable                                                                              123,074               127,655
   Less allowance for loan losses                                                               2,111                 2,023
                                                                                            ---------             ---------
       Net loans receivable                                                                   120,963               125,632
Other real estate owned                                                                             -                    12
Properties and equipment, net                                                                   2,594                 2,777
Deferred income tax benefit                                                                       248                   189
Accrued income and other assets                                                                 4,706                 4,722
                                                                                             --------              --------
       Total assets                                                                          $196,634              $199,743
                                                                                             --------              --------
                                                                                             --------              --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                             $  25,446              $ 25,207
Savings and NOW deposits                                                                       76,102                79,737
Certificates of deposit                                                                        57,447                59,184
                                                                                             --------              --------
       Total deposits                                                                         158,995               164,128
Securities sold under agreements to
   repurchase (term and demand)                                                                11,691                11,747
Other borrowed funds                                                                            3,050                 1,461
Accrued expenses and other liabilities                                                          1,583                 1,452
Mandatory convertible debentures                                                                  300                   300
                                                                                             --------              --------
       Total liabilities                                                                      175,619               179,088
                                                                                             --------              --------
Shareholders' equity
   Convertible cumulative preferred stock, par value $1; authorized 50,000
       shares, issued and outstanding 19,566 shares                                                20                    20
   Common stock, par value $1; authorized 4,000,000 shares, issued 2,583,041 shares and outstanding 2,578,041 shares in 1999 and 2,388,036 issued and outstanding
       shares in 1998                                                                           2,583                 2,388
   Capital surplus                                                                             17,123                15,527
   Retained earnings                                                                            1,359                 2,638
   Unrealized gain (loss) on securities available for sale, net of tax of $(4) and
       $43 in 1999 and 1998, respectively                                                         (10)                   82
   Treasury stock at cost (5,000 shares in 1999)                                                  (60)                    -
                                                                                             --------              --------

       Total shareholders' equity                                                              21,015                20,655
                                                                                             --------              --------
       Total liabilities and shareholders' equity                                            $196,634              $199,743
                                                                                             --------              --------
                                                                                             --------              --------

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)              1999          1998
                                                                        ----          ----
Interest and dividend income
   Interest and fees on loans                                           $2,884     $2,827
   Interest on investment securities                                       698        655
   Dividends on investment securities                                       77         17
   Interest on federal funds sold and interest-
      bearing deposits                                                      12         11
                                                                       -------    -------
       Total interest and dividend income                                3,671      3,510
                                                                       -------    -------
Interest expense
   Interest on deposits                                                  1,386      1,364
   Interest on borrowed funds                                              148        249
                                                                       -------    -------
       Total interest expense                                            1,534      1,613
                                                                       -------    -------
       Net interest income                                               2,137      1,897
Provision for loan losses                                                   75         90
                                                                       -------    -------
       Net interest income after provision for
         loan losses                                                     2,062      1,807
                                                                       -------    -------
Non-interest income
   Service charges on deposit accounts                                     123        120
   Other service charges and fees                                          170        115
   Trust fees                                                              196        151
   Other                                                                   100         45
   Net gain on sale of mortgage loans                                      115         50
                                                                       -------    -------
       Total non-interest income                                           704        481
                                                                       -------    -------
Non-interest expense
   Salaries and employee benefits                                          946        852
   Occupancy expense                                                       159        166
   Equipment expense                                                       132        123
   Data processing                                                         177        160
   Other                                                                   544        394
                                                                       -------    -------
       Total non-interest expense                                        1,958      1,695
                                                                       -------    -------
Income before income taxes                                                 808        593
Income tax expense                                                         368        213
                                                                       -------    -------
       Net income                                                      $   440    $   380
                                                                       -------    -------
                                                                       -------    -------


Per share data
   Basic earnings per common share                                   $     .17    $   .21
                                                                       -------    -------
                                                                       -------    -------
   Diluted earnings per common share                                 $     .15    $   .18
                                                                       -------    -------
                                                                       -------    -------

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                                                                      UNREALIZED
                                        CONVERTIBLE                                   GAIN (LOSS)
                                         CUMULATIVE                                  ON SECURITIES                TOTAL
                                         PREFERRED     COMMON    CAPITAL   RETAINED    AVAILABLE    TREASURY  SHAREHOLDERS'
                                           STOCK       STOCK     SURPLUS   EARNINGS     FOR SALE     STOCK       EQUITY
                                         ----------  --------   --------   --------  ------------- ---------  -------------
Balance at December 31, 1997              $     20   $  1,542   $  7,754   $  1,647    $      4    $   --      $ 10,967
Net income                                    --         --         --          380        --                       380
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $23            --         --         --         --            45        --            45
                                          --------   --------   --------   --------    --------    --------    --------
       Total comprehensive income             --         --         --          380          45        --           425

Common stock options exercised,
   34,848 shares                              --           35        145       --          --          --           180
5% common stock dividend declared             --           79        488       (568)       --          --            (1)
Common stock cash dividend declared,
   $0.03 per share                            --         --         --          (46)       --          --           (46)
Convertible cumulative preferred
   stock dividends declared, $0.97
   per share                                  --         --         --          (19)       --          --           (19)
                                          --------   --------   --------   --------    --------    --------    --------


Balance at March 31, 1998                 $     20   $  1,656   $  8,387   $  1,394    $     49    $   --      $ 11,506
                                          --------   --------   --------   --------    --------    --------    --------
                                          --------   --------   --------   --------    --------    --------    --------



Balance at December 31, 1998              $     20   $  2,388   $ 15,527   $  2,638    $     82    $   --      $ 20,655
Net income                                    --         --         --          440          --        --           440
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $(47)          --         --         --         --           (92)       --           (92)
                                          --------   --------   --------   --------    --------    --------    --------
       Total comprehensive income             --         --         --          440         (92)       --           348

Treasury stock purchased (10,258 shares
   at an average price of $11.46)             --         --         --         --          --          (118)       (118)
Common stock options exercised,
     91,369 shares                            --           73        172        (27)       --            58         276
5% common stock dividend declared             --          122      1,424     (1,546)       --          --          --
Common stock cash dividend
  declared, $0.03 per share                   --         --         --         (129)       --          --          (129)
Convertible cumulative preferred
   stock dividends declared, $0.88
   per share                                  --         --         --          (17)       --          --           (17)
                                          --------   --------   --------   --------    --------    --------    --------


Balance at March 31, 1999                 $     20   $  2,583   $ 17,123   $  1,359    $    (10)   $    (60)   $ 21,015
                                          --------   --------   --------   --------    --------    --------    --------
                                          --------   --------   --------   --------    --------    --------    --------

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(IN THOUSANDS)                                                                                 1999                 1998
                                                                                               ----                 ----
Cash flows from operating activities
   Net income                                                                                  $  440            $     380
   Adjustments to reconcile net income to net cash provided (used) by operating activities
      Depreciation                                                                                 73                   86
      Amortization                                                                                 57                   34
      Net amortization (accretion) on investment securities                                        49                  (24)
      Deferred income taxes                                                                       (59)                   5
      Originations of loans held for sale                                                      (7,710)              (6,447)
      Proceeds from sales of loans held for sale                                                9,993                4,839
      Decrease (increase) in accrued income and other assets                                      135                  (12)
      Increase in accrued expenses and other liabilities                                          131                  265
      Decrease in deferred loan fees, net                                                           -                   (5)
      Provision for loan losses                                                                    75                   90
      Provision for losses on other real estate owned                                               -                    5
      Net gain on sale of mortgage loans and property and equipment                              (144)                 (49)
                                                                                             ---------            ---------
             Net cash provided (used) by operating activities                                   3,040                 (833)
                                                                                             ---------            ---------

Cash flows from investing activities
   Net decrease in loans made to customers                                                      4,501                1,177
   Acquisition of premises and equipment                                                          (21)                 (32)
   Proceeds from the sale of premises and equipment                                               160                    -
   Purchase of investment securities available for sale                                       (14,135)              (4,614)
   Proceeds from sales and maturities of investment securities
      Sales and maturities of available for sale securities                                    13,543                3,739
      Maturities of held to maturity securities                                                    99                  222
   Proceeds from sale of other real estate owned                                                   92                   38
                                                                                             ---------            ---------
             Net cash provided by investing activities                                          4,239                  530
                                                                                             ---------            ---------

Cash flows from financing activities
   Net decrease in demand, savings and NOW deposits                                            (3,396)              (5,088)
   Net decrease in certificates of deposit                                                     (1,737)                (826)
   Net increase (decrease) in securities sold under agreement to repurchase                       (56)               1,657
   Net increase in other borrowed funds                                                         1,589                  712
   Payment of long-term debt                                                                        -                 (150)
   Dividends paid on convertible cumulative preferred stock and common stock                     (146)                 (66)
   Purchase of treasury stock                                                                    (118)                   -
   Proceeds from stock issuance                                                                   276                  180
                                                                                             ---------            ---------
              Net cash used in financing activities                                            (3,588)              (3,581)
                                                                                             ---------            ---------

Net increase (decrease) in cash and cash equivalents                                            3,691               (3,884)
Cash and cash equivalents, beginning of period                                                  7,627               10,659
                                                                                             ---------            ---------
Cash and cash equivalents, end of period                                                      $11,318              $ 6,775
                                                                                             ---------            ---------
                                                                                             ---------            ---------

Supplemental disclosures of cash flow information
   Cash paid for interest                                                                    $  1,520              $ 1,602
   Transfers to other real estate owned                                                            80                    -
   Income tax paid                                                                                 72                   71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 1999 period is not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

The allowance for credit losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except for number of shares and per-share data):


                                                                                 1999           1998
                                                                          -----------    -----------
Basic earnings per share
       Net income, as reported                                            $       440    $       380
       Preferred stock dividends declared                                         (17)           (19)
                                                                          -----------    -----------

           Income available to common shareholders                        $       423    $       361
                                                                          -----------    -----------
                                                                          -----------    -----------

                                                                                 1999           1998
                                                                          -----------    -----------
       Weighted-average shares outstanding                                  2,545,903      1,730,545
                                                                          -----------    -----------
                                                                          -----------    -----------
       Basic earnings per share                                           $      0.17    $      0.21
                                                                          -----------    -----------
                                                                          -----------    -----------

Diluted earnings per share
       Net income, as reported                                            $       440    $       380
       Interest on mandatory convertible debentures, net of tax                     4              5
                                                                          -----------    -----------

           Income available to common shareholders                        $       444    $       385
                                                                          -----------    -----------
                                                                          -----------    -----------
       Weighted-average shares outstanding                                  2,545,903      1,730,545
       Effect of stock options, net of assumed treasury stock purchases       232,813        138,291
       Effect of convertible preferred stock                                  209,798        209,798
       Effect of mandatory convertible debentures                              69,930         69,930
                                                                          -----------    -----------
           Adjusted weighted-average shares outstanding                     3,058,444      2,148,564
                                                                          -----------    -----------
                                                                          -----------    -----------
       Diluted earnings per share                                         $      0.15    $      0.18
                                                                          -----------    -----------
                                                                          -----------    -----------


The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 5% stock dividend in 1999 and 1998. In addition, the Company declared a stock split effected in the form of an 800% stock dividend in 1998. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Reporting Comprehensive Income," in 1998. The Statement contains certain presentation and disclosure requirements concerning the components of comprehensive income and the changes therein. The consolidated statement of changes in shareholders' equity has been presented in accordance with the requirements of the Statement.

The Company has presented earnings per share data in accordance with SFAS No. 128, "Earnings per Share." The Statement requires publicly traded entities to present basic and diluted earnings per common share.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1999. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the period ended March 31, 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for years beginning after December 31, 1997. This
Statement requires a company to disclose certain income statement and balance sheet information by operating segment. Since the Company's operations consist entirely of banking activities, the statement imposes no additional disclosure requirements on the Company.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. As the Company currently holds no derivative instruments, the Statement is expected to have no impact on the Company's financial statements.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of March 31, 1999, and changes during the three months then ended, is presented below.


                                                                           NUMBER                 WEIGHTED
                                                                          OF SHARES            EXERCISE PRICE
                                                                          ---------            --------------
           Outstanding at beginning of period                              493,131                 $5.16
           Granted during the period                                             -                   -
           Exercised during the period                                     (91,369)                 4.79
           Additional shares for which options are exercisable
              due to stock dividends                                        22,400                   -
                                                                          --------                ------
           Outstanding at end of period                                    424,162                 $4.97
                                                                          --------                ------
                                                                          --------                ------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


I. COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets decreased $3.1 million or 2% to $196.6 million during the first three months of 1999. The decrease was the result of a decline in the loan portfolio of $4.6 million or 4%, a decrease in loans held for sale of $2.3 million and an increase in cash and due from banks of $3.2 million. Low interest rates continue to stimulate secondary market saleable loan opportunities resulting in a decline in portfolio residential and home equity loan balances. A decrease in commercial real estate balances from year end is a result of seasonal declines, competitive interest rates, and an adherence to sound underwriting standards.

Total deposits decreased $5.1 million or 3% to $159.0 million for the first three months of 1999. Interest bearing checking account balances decreased $4.4 million since December 31, 1998 and certificates of deposit balances decreased by $1.7 million since year end. This decrease is consistent with the Bank's cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.

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

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.1 million at March 31, 1999 (1.71% of total loans), an increase of $88,000 over the Bank's $2.0 million allowance for loan losses at December 31, 1998.


II. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income for the three months ended March 31, 1999 was $440,000, an increase of $60,000 or 16% from the same period in 1998. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and investment securities and a 46% increase in non-interest income. Although earnings for the first quarter of 1999 exceeded 1998 by 16%, diluted earnings per share decreased 17% from $0.18 per share for the first quarter of 1998 to $0.15 for the same period in 1999. This is due to the increase in the weighted average shares outstanding from approximately 2.2 million in 1998 to
3.1 million in 1999. The increase in shares outstanding is the result of 690,000 shares issued in connection with an initial public offering in August 1998 and the exercise of stock options.

The annualized return on average assets for the three months ended March 31, 1999 and 1998 was .91% and .89%, respectively. Return on average shareholders' equity on an annualized basis for the same 1999 and 1998 three month periods was 8.55% and 13.69%, respectively.


III. NET INTEREST INCOME

Net interest income is interest earned on interest-earning assets less interest incurred on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and interest bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including repurchase agreements, short-term borrowings and long-term debt. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

Net interest income for the three months ended March 31, 1999 was $2.1 million, a 13% increase over the net interest income for the first three months of 1998 of $1.9 million. This increase is attributable to an increase in average earning assets (both loans and investment securities) from $164.9 million in 1998 to $185.0 million in 1999. This was accompanied by a decline in the average rate earned on interest-earning assets from 8.56% to 7.98% for the three months ended March 31, 1998 and 1999, respectively. The decrease in rates is due to the Federal Reserve reducing the federal funds rate from 5.50% to 4.75% during the fourth quarter of 1998.

The average interest rate incurred on interest-bearing liabilities for the three month period in 1999 and 1998 was 4.14% and 4.69%, respectively on average interest-bearing liabilities of $150.2 million in 1999 and $139.4 million in 1998. Despite the decrease in general interest rates, the Company's net interest margin increased to 4.61% for the three months ended March 31, 1999 compared to 4.59% for the same period in 1998. The net interest margin increased in 1999 due to additional capital of $7.7 million raised in the initial public offering in August 1998. Management currently anticipates a future decline in the net interest margin due to the low interest rate environment and industry-wide pricing pressure on loans and deposits.


IV. NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 1999 and 1998 totaled $704,000 and $481,000, respectively, an increase of $223,000 or 46%. The increase is primarily due to an increase in gain on sale of mortgage loans of $65,000, trust fees of $45,000 and merchant processing fees of $36,000. In addition, a $29,000 gain was realized from the sale of a facility which was formerly the Union Street branch office. Lower interest rates on the national level have resulted in increased secondary market loan activity translating to increases in gains on mortgage loan sales. The mortgage servicing portfolio increased to $62.5 million at March 31, 1999, an increase of $5.8 million since year end. Trust fees have increased due to growth of trust assets under management to $151.2 million at March 31, 1999 compared with trust assets of $98.5 million at March 31, 1998.


V. NON-INTEREST EXPENSE

Non-interest expense increased by $263,000, an increase of 16%, for the three months ended March 31, 1999 as compared to the same period in 1998. Salaries and employee benefits increased by $94,000 or 38% in the first three months of 1999 compared to 1998. This increase was the result of normal annual increases and the addition of employees. Professional fees increased $65,000 in the three months ended March 31, 1999 due to the additional cost of operating as a public stock institution. For the three months ended March 31, 1999, other expenses include a $44,000 write-off of organization cost related to the adoption of Statement of Position No. 98-5. Annual operating expenses are also expected to increase in future periods due to future branching and product expansion.

VI. CAPITAL

A 5% common stock dividend was distributed on March 15, 1999. Cash dividends per share declared on common stock were $.05 for the first quarter of 1999.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 1999, of 17.23% and 18.73%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1998 were 16.39% and 17.89%.

On February 18, 1999, the Board of Directors approved the repurchase of up to 45,000 shares of the Company's common stock. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan.


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

The Company adopted a plan to minimize the Year 2000 risk. The plan included the formation of a Year 2000 Committee to assess, monitor and review vendor compliance and certification and to identify all systems and equipment used in the daily operations of the Company that might be affected. The scope of the project covers all computer systems including PC and network hardware and software and mainframe software. It also covers all equipment and other systems utilized in bank operations or in the premises from which the Company operates.

During 1998, the Company completed the awareness and assessment phase, identified mission-critical systems, developed a testing strategy, worked on contingency plans and undertook steps to verify that significant vendors, suppliers and other related business parties will be ready for the year 2000. Testing and validation of 95% of the Bank's mission-critical systems was completed by March 31, 1999.

The Company is currently conducting tests of its mission critical systems and is in compliance with the Federal Financial Institutions Examination Council's time frames. The following table identifies each phase and the estimated timetable for completion by the Company:

         Phase                          Status
1.  Awareness                           Completed
2.  Assessment                          Completed
3.  Renovation                          Completed
4.  Validation/Testing                  Completion by April 30,1999
5.  Implementation/Monitoring           Implementation 95% completed/monitoring
                                           through year 2000
6.  Contingency Planning                Completion by May 31, 1999


The Company utilizes various third party service providers to perform its most mission critical applications. Each service provider has informed the Company that the software programming for its applications has been completed. The following identifies each mission critical application and the current status of testing:

      LOANS, DEPOSITS AND GENERAL LEDGER
         Testing of programs commenced in October 1998 and proxy testing and validation was completed in March 1999. On-line connectivity tests were successfully completed in March 1999. Interface testing is scheduled for April 1999.
      ITEM PROCESSING/CASH LETTER PRESENTMENT
         Renovations were completed by the service provider in September 1998. Validation was completed in December 1998 and implementation and interface testing is expected to be completed by April 1999.
      WIRE TRANSFER FUNCTION
         Century roll-over and leap year testing have been successfully completed.
      MERCHANT AND CREDIT CARD PROCESSING
         Renovation of all critical systems was completed in November 1998. Testing by the service provider was completed. Proxy testing was successfully performed and the results were published in April 1999.
      TRUST AND INVESTMENT OPERATIONS
         Renovation has been completed. Implementation and validation are completed. Proxy testing was successfully performed and the results were published in March 1999.

The Company has a formal customer due-diligence plan. The Company has communicated with its large borrowers and corporate customers to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting, loan renewal and monitoring process. During the second quarter of 1999, the Company will be focusing on customer communication. This will include additional staff training in responding to Year 2000 inquiries and periodic information mailings to customers.

The Company has estimated that total costs directly related to Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget for 1999 is $50,000. Total direct costs to date are less than $18,000 (excluding employee hours). Purchased hardware and software will be capitalized in accordance with normal policy. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

The Company's potentially worst case Year 2000 scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement manual contingency systems without serious impact on the Company's financial condition. The Company has created several basic contingency plans and is currently in the process of assessing these plans for the possible impact of Year 2000 failures. It will adjust its existing contingency plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. This activity was substantially completed in the first quarter of 1999 and will be finalized by May 31, 1999. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted all seek to minimize any potential adverse effect on the Company or its customers.

VIII. EXPANSION STRATEGY

The Company formed a new subsidiary, Maine Acceptance Corporation (MAC), a finance company, which opened for business in Bangor on March 1, 1999. Management believes MAC will fill in existing void in the local consumer loan market. MAC will provide credit products commonly referred to as "sub-prime" lending, which usually denotes a weakness in credit history or a high loan-to-value on collateral. MAC will engage in indirect auto lending, as well as provide other types of loans, including personal unsecured loans, recreational vehicle loans, auto loans, mobile home loans and home equity loans.

Management is cognizant of the competitive challenges community banks face, and are aggressively exploring alternative service delivery channels, including convenience store banking. This appears to be a cost effective method of expanding our franchise and providing additional customer service. The Company is also expanding our ATM services with the addition of eight new terminals which will be placed in high traffic areas, including convenience stores.


PART II.  OTHER INFORMATION


Item 1     Legal Proceedings                                        None

Item 2     Changes in Securities                                    None

Item 3     Defaults upon Senior Securities                          None

Item 4     Submission of Matters to a vote of Security Holders      None

Item 5     Other Information                                        None

Item 6     Exhibits and Reports on Form 8-K                         See Exh. 27-Financial Data Schedule *


*Filed in electronic format only.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       MERRILL MERCHANTS BANCSHARES, INC.

Date:        5/13/99                       By: /s/ EDWIN N. CLIFT
       ---------------------------             ----------------------------
                                               Edwin N. Clift
                                               President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)


Date:        5/13/99                       By: /s/ DEBORAH A. JORDAN
       ---------------------------             ----------------------------
                                               Deborah A. Jordan
                                               Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)