Form 10QSB
period 1999-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 1999-08-12
CIK 913072

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.


                  For the Quarterly period ended June 30, 1999


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

                  Yes: [ X ]              No: [ ]

The number of shares outstanding for the issuer's classes of common stock as of July 31, 1999 are:

                  (Class)                                    (Outstanding)
         COMMON STOCK, $1.00 Par Value                        2,577,935


Transitional Small Business Disclosure Format: Yes: [ ] No: [ X ]

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB

                                                                                            PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Condition at
                  June 30, 1999 and December 31, 1999                                            3

         Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1999 and June 30, 1998                                   4

         Consolidated Statements of Shareholders' Equity for the
                  Six Months Ended June 30, 1999 and June 30, 1998                               5

         Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1999 and June 30, 1998                                   6

         Notes to Financial Statements                                                       7 - 9

Item 2   Management's Discussion and Analysis of Condition
                  and Results of Operations                                                10 - 15

PART II   OTHER INFORMATION                                                                     15

Item 1   Legal Proceedings                                                                      15

Item 2   Changes in Securities and Use of Proceeds                                              15

Item 3   Defaults upon Senior Securities                                                        15

Item 4   Submission of Matters to a vote of Security Holders                                    15

Item 5   Other Information                                                                      15

Item 6   Exhibits and Reports on Form 8-K                                                       15

Signature Page                                                                                  16

                                          Page 2

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                             June 30,     December 31,
                                                                                               1999         1998
                                                                                               -----        ----
(in thousands, except number of shares and per share data)                                   (Unaudited)
ASSETS
Cash and due from banks                                                                  $   9,238      $   6,081
Interest-bearing deposits with banks                                                            29             46
Federal funds sold                                                                            --            1,500
                                                                                         ---------      ---------
       Total cash and cash equivalents                                                       9,267          7,627
Investment securities
   Available for sale                                                                       57,241         55,241
   To be held to maturity                                                                      469            668
Loans held for sale                                                                            800          2,875
Loans receivable                                                                           131,788        127,655
   Less allowance for loan losses                                                            2,184          2,023
                                                                                         ---------      ---------
       Net loans receivable                                                                129,604        125,632
Other real estate owned                                                                       --               12
Properties and equipment, net                                                                2,568          2,777
Deferred income tax benefit                                                                    364            189
Accrued income and other assets                                                              4,960          4,722
                                                                                         ---------      ---------
       Total assets                                                                      $ 205,273      $ 199,743
                                                                                         ---------      ---------
                                                                                         ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                          $  25,183      $  25,207
Savings and NOW deposits                                                                    76,736         79,737
Certificates of deposit                                                                     56,792         59,184
                                                                                         ---------      ---------
       Total deposits                                                                      158,711        164,128
Securities sold under agreements to
   repurchase (term and demand)                                                             13,699         11,747
Other borrowed funds                                                                         9,973          1,461
Accrued expenses and other liabilities                                                       1,355          1,452
Mandatory convertible debentures                                                               300            300
                                                                                         ---------      ---------
       Total liabilities                                                                   184,038        179,088
                                                                                         ---------      ---------
Shareholders' equity
   Convertible cumulative preferred stock, par value $1; authorized 50,000
       shares, issued and outstanding 19,566 shares                                             20             20
   Common stock, par value $1; authorized 4,000,000 shares, issued 2,583,041 shares and outstanding 2,577,935 shares in 1999 and 2,388,036 issued and outstanding
       shares in 1998                                                                        2,583          2,388
   Capital surplus                                                                          17,123         15,527
   Retained earnings                                                                         1,749          2,638
   Unrealized gain (loss) on securities available for sale, net of tax of $(92) and
       $43 in 1999 and 1998, respectively                                                     (180)            82
   Treasury stock at cost (5,106 shares in 1999)                                               (60)          --
                                                                                         ---------      ---------
       Total shareholders' equity                                                           21,235         20,655
                                                                                         ---------      ---------
       Total liabilities and shareholders' equity                                        $ 205,273      $ 199,743
                                                                                         ---------      ---------
                                                                                         ---------      ---------


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
(in thousands, except number of shares and per share data)               1999       1998             1999       1998
                                                                         ----       ----              ----       ----
Interest and dividend income
   Interest and fees on loans                                           $2,913     $2,881            $5,797     $5,708
   Interest on investment securities                                       697        646             1,395      1,301
   Dividends on investment securities                                       82         24               159         41
   Interest on federal funds sold and interest-
      bearing deposits                                                      19          30                31         41
                                                                         ------     ------            ------     ------
       Total interest and dividend income                                 3,711      3,581             7,382      7,091
                                                                         ------     ------            ------     ------
Interest expense
   Interest on deposits                                                   1,355      1,398             2,741      2,762
   Interest on borrowed funds                                               182        247               330        496
                                                                         ------     ------            ------     ------
       Total interest expense                                             1,537      1,645             3,071      3,258
                                                                         ------     ------            ------     ------
       Net interest income                                                2,174      1,936             4,311      3,833
Provision for loan losses                                                    86         90               161        180
                                                                         ------     ------            ------     ------
       Net interest income after provision for
         loan losses                                                      2,088      1,846             4,150      3,653
                                                                         ------     ------            ------     ------
Non-interest income
   Service charges on deposit accounts                                      154        127               277        247
   Other service charges and fees                                           151        118               321        233
   Trust fees                                                               210        164               406        315
   Other                                                                     96         38               196         83
   Net gain on sale of mortgage loans                                        23         63               138        113
                                                                         ------     ------            ------     ------
       Total non-interest income                                            634        510             1,338        991
                                                                         ------     ------            ------     ------
Non-interest expense
   Salaries and employee benefits                                         1,006        876             1,952      1,728
   Occupancy expense                                                        154        146               313        312
   Equipment expense                                                        120        111               252        234
   Data processing                                                          178        167               355        327
   Other                                                                    444        365               988        759
                                                                         ------     ------            ------     ------
       Total non-interest expense                                         1,902      1,665             3,860      3,360
                                                                         ------     ------            ------     ------
Income before income taxes                                                  820        691             1,628      1,284
Income tax expense                                                          239        240               607        453
                                                                         ------     ------            ------     ------
       Net income                                                        $  581     $  451           $ 1,021     $  831
                                                                         ------     ------            ------     ------
                                                                         ------     ------            ------     ------
Per share data
   Basic earnings per common share                                       $  .22     $  .25            $  .38     $  .46
                                                                         ------     ------            ------     ------
                                                                         ------     ------            ------     ------
   Diluted earnings per common share                                     $  .19     $  .21            $  .34     $  .39
                                                                         ------     ------            ------     ------
                                                                         ------     ------            ------     ------

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)



                                                                                        Unrealized
                                   Convertible                                          Gain (Loss)
                                   Cumulative                                          on Securities                 Total
                                    Preferred     Common       Capital      Retained     Available    Treasury   Shareholders'
                                       Stock       Stock       Surplus      Earnings      for Sale     Stock        Equity
                                   ----------     -------      -------      --------   -------------   -------    ------------

Balance at December 31, 1997            $ 20     $ 1,542       $  7,754      $  1,647      $   4         $  --        $ 10,967
Net income -                              --          --             --           831          --                          831
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $19        --          --             --            --          37            --             37
                                        ------    -------      --------      ---------    -------      --------       --------
      Total comprehensive income          --          --             --           831          37            --            868

Common stock options exercised,
   47,799 shares                          --          48            200            --          --            --            248
5% common stock dividend declared         --          79            489          (569)         --            --             (1)
Common stock cash dividend declared,
   $0.06 per share                        --          --             --           (92)         --            --            (92)
Convertible cumulative preferred
   stock dividends declared, $1.94
   per share                              --          --             --           (38)         --            --            (38)
                                        ------    -------      --------      ---------    -------      --------       --------
Balance at June 30, 1998                $ 20     $ 1,669       $  8,443      $   1,779    $    41      $     --       $ 11,952
                                        ------    -------      --------      ---------    -------      --------       --------
                                        ------    -------      --------      ---------    -------      --------       --------

Balance at December 31, 1998            $ 20     $ 2,388       $ 15,527      $   2,638    $    82      $     --       $ 20,655
Net income -                              --          --             --          1,021         --                        1,021
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $(135)     --          --             --             --       (262)           --           (262)
                                        ------    -------      --------      ---------    -------      --------       --------
       Total comprehensive income         --          --             --          1,021       (262)           --            759

Treasury stock purchased (14,100 shares
   at an average price of $11.70)         --          --             --             --         --          (165)          (165)
Common stock options exercised,
     84,880 shares                        --          73            172            (71)        --           105            279
5% common stock dividend declared         --         122          1,424         (1,546)        --            --             --
Common stock cash dividend
  declared, $0.10 per share               --          --             --           (258)           --             --       (258)
Convertible cumulative preferred
   stock dividends declared, $1.77
   per share                              --          --             --            (35)        --            --            (35)
                                        ------    -------      --------      ---------    -------      --------       --------

Balance at June 30, 1999                $ 20     $ 2,583       $ 17,123       $  1,749    $   (180)    $    (60)      $ 21,235
                                        ------    -------      --------      ---------    -------      --------       --------
                                        ------    -------      --------      ---------    -------      --------       --------

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


(in thousands)                                                                        1999          1998
                                                                                      -----         -----
Cash flows from operating activities
   Net income                                                                          $  1,021     $    831
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          144          172
      Amortization                                                                          101           71
      Net amortization (accretion) on investment securities                                 145          (27)
      Deferred income taxes                                                                (175)         (42)
      Origination of loans held for sale                                                (13,843)     (14,384)
      Proceeds from sales of loans held for sale                                         15,918       14,097
      Increase in accrued income and other assets                                           (83)        (205)
      Decrease in accrued expenses and other liabilities                                    (97)         (39)
      Decrease in deferred loan fees, net                                                    (1)         (12)
      Provision for loan losses                                                             161          180
      Provision for losses on other real estate owned                                        --            5
      Net gain on sale of mortgage loans and property and equipment                        (159)        (112)
                                                                                        --------     --------
             Net cash provided by operating activities                                    3,132          535
                                                                                        --------     --------

Cash flows from investing activities
   Net loans made to customers                                                           (4,212)      (3,522)
   Acquisition of premises and equipment                                                    (49)        (244)
   Proceeds from the sale of premises and equipment                                         152            --
   Purchase of investment securities available for sale                                 (26,260)     (10,090)
   Proceeds from sales and maturities of investment securities
      Sales and maturities of available for sale securities                              23,718       12,166
      Maturities of held to maturity securities                                             199          454
   Acquisition of life insurance policies                                                    --       (1,847)
   Proceeds from sale of other real estate owned                                             92           38
                                                                                        --------     --------
             Net cash used by investing activities                                       (6,360)      (3,045)
                                                                                        --------     --------

Cash flows from financing activities
   Net (decrease) increase in demand, savings and NOW deposits                           (3,025)       3,570
   Net decrease in certificates of deposit                                               (2,392)      (1,067)
   Net increase (decrease) in securities sold under agreement to repurchase               1,952         (167)
   Net increase in other borrowed funds                                                   8,512        1,982
   Payment of long-term debt                                                                 --         (150)
   Dividends paid on convertible cumulative preferred stock and common stock               (293)        (131)
   Purchase of treasury stock                                                              (165)          --
   Proceeds from stock issuance                                                             279          248
                                                                                        --------     --------
              Net cash provided by financing activities                                   4,868        4,285
                                                                                        --------     --------

Net increase in cash and cash equivalents                                                 1,640        1,775
Cash and cash equivalents, beginning of period                                            7,627       10,164
                                                                                        --------     --------
Cash and cash equivalents, end of period                                               $  9,267     $ 11,939
                                                                                        --------     --------
                                                                                        --------     --------

Supplemental disclosures of cash flow information
   Cash paid for interest                                                              $  4,287     $  3,858
   Transfers to other real estate owned                                                      80           --
   Income tax paid                                                                          668          540

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30:

(in thousands, except for number of shares and per-share data)                1999            1998
                                                                              ----            ----
Basic earnings per share
       Net income, as reported                                             $     1,021     $       831
       Preferred stock dividends declared                                          (35)            (38)
                                                                           -----------     -----------
           Income available to common shareholders                         $       986     $       793
                                                                           -----------     -----------
                                                                           -----------     -----------

       Weighted-average shares outstanding                                   2,561,588       1,738,170
                                                                           -----------     -----------
                                                                           -----------     -----------
       Basic earnings per share                                            $      0.38     $      0.46
                                                                           -----------     -----------
                                                                           -----------     -----------

Diluted earnings per share
       Net income, as reported                                             $     1,021     $       831
       Interest on mandatory convertible debentures, net of tax                      8               9
                                                                           -----------     -----------

           Income available to common shareholders                         $     1,029     $       840
                                                                           ===========     ===========
       Weighted-average shares outstanding                                   2,561,588       1,738,170
       Effect of stock options, net of assumed treasury stock purchases        230,596         144,651
       Effect of convertible preferred stock                                   209,798         209,798
       Effect of mandatory convertible debentures                               69,930          69,930
                                                                           -----------     -----------
           Adjusted weighted-average shares outstanding                      3,071,912       2,162,549
                                                                           ===========     ===========
       Diluted earnings per share                                          $      0.34     $      0.39
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

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the period ended June 30, 1999. This item represents a cumulative effect of accounting change, net of tax of $28,000. This write-off reduced basic earnings per share by $.02 and had no impact on diluted earnings per share.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. As the Company currently holds no derivative instruments, the Statement is expected to have no impact on the Company's financial statements.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of June 30, 1999, and changes during the six months then ended, is presented below.

                                                                          Number                 Weighted
                                                                         of Shares            Exercise Price
                                                                         ---------            ---------------
           Outstanding at beginning of period                              493,131                  $5.16
           Granted during the period                                        26,000                  10.63
           Exercised during the period                                     (97,539)                  4.78
           Additional shares for which options are exercisable
              due to stock dividends                                        22,400                      -
                                                                          --------                 ------
           Outstanding at end of period                                    443,992                  $5.30
                                                                          --------                 ------
                                                                          --------                 ------


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

I.   COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets increased $5.5 million or 3% to $205.3 million during the first half of 1999. The increase was the result of growth in the loan portfolio of $4.1 million and an increase in investment securities of $1.8 million. Loans held for sale decreased $2.1 million since December 31, 1998. Loan growth since year-end is primarily in the commercial loan area which grew 15% to $32.6 million. Low interest rates continue to stimulate secondary market saleable loan opportunities resulting in a decline in portfolio residential and home equity loan balances.

Total deposits decreased $5.4 million or 3% to $158.7 million for the first six months of 1999. Interest bearing checking account (NOW) balances decreased $2.8 million since December 31, 1998 and certificate of deposit balances decreased by $2.4 million since year end. The decrease in NOW accounts is consistent with the Bank's cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter. Due to the decline in total deposits, other borrowed funds increased $8.5 million since year-end. Other borrowed funds is primarily comprised of overnight federal funds purchased and short-term treasury tax and loan notes.

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

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.2 million at June 30, 1999 (1.65% of total loans), an increase of $161,000 over the Bank's $2.0 million allowance for loan losses at December 31, 1998.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net income for the six months ended June 30, 1999 was $1,021,000, an increase of $190,000 or 23% from the same period in 1998. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and investment securities and a 35% increase in non-interest income. Net income for the second quarter of 1999 increased $130,000 or 29% to $581,000 compared with the second quarter of 1998.

Although earnings for the first six months of 1999 exceeded the same period in 1998, diluted earnings per share decreased from $0.39 per share for the first half of 1998 to $0.34 for the same period in 1999. This is due to the increase in the weighted average shares outstanding as a result of the initial public offering in August 1998 and the exercise of stock options.

The annualized return on average assets for the six months ended June 30, 1999 and 1998 was 1.04% and .95%, respectively and for the second quarter of 1999 and 1998 was 1.17% and 1.02%, respectively. Return on average shareholders' equity on an annualized basis for the first half of 1999 and 1998 was 9.79% and 14.60%, respectively.

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

Net interest income for the six months ended June 30, 1999 was $4.3 million, a 12% increase over the net interest income for the first six months of 1998 of $3.8 million. This increase is attributable to an increase in average earning assets (both loans and investment securities) from $166.1 million in 1998 to $186.1 million in 1999. This was accompanied by a decline in the average rate earned on interest-earning assets from 8.55% to 7.95% for the six months ended June 30, 1998 and 1999, respectively. The decrease in rates is due to the Federal Reserve reducing the federal funds rate from 5.50% to 4.75% during the fourth quarter of 1998 and aggressive loan pricing competition.

The average interest rate incurred on interest-bearing liabilities for the six month period in 1999 and 1998 was 4.11% and 4.68%, respectively on average interest-bearing liabilities of $150.8 million in 1999 and $140.4 million in 1998. Despite the decrease in general interest rates, the Company's net interest margin increased to 4.62% for the six months ended June 30, 1999 compared to 4.59% for the same period in 1998. The net interest margin increased in 1999 due to additional capital of $7.7 million raised in the initial public offering in August 1998. Management currently anticipates a future decline in the net interest margin due to the low interest rate environment and industry-wide pricing pressure on loans and deposits.

The yield on average earning assets for the three month period ended June 30, 1999 was 7.92% and the average interest rate incurred on interest-bearing liabilities was 4.07%. The net interest margin remained stable at 4.62% for the second quarter of 1999 as compared with the first quarter of 1999.

IV.      NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 1999 and 1998 totaled $1.3 million and $991,000, respectively, an increase of $347,000 or 35%. The Company has experienced growth in all fee income categories including an increase in trust fees of $91,000, merchant processing fees of $56,000 and additional income of $35,000 from the cash surrender value of life insurance. In addition, a $22,000 gain was realized from the sale of a facility which was formerly the Union Street branch office. Trust fees have increased due to growth of trust assets under management to $161.7 million at June 30, 1999 compared with trust assets of $111.9 million at June 30, 1998.

Non-interest income for the second quarter of 1999 was $634,000 compared with $510,000 for the same period in 1998, representing an increase of $124,000 or 24%. The increase in fee income for the three month period ended June 30, 1999 compared with June 30, 1998 is at a lower rate than the comparable six month period. This is due to a decline in gains on mortgage loan sales from $63,000 in the second quarter of 1998 to $23,000 for the same period in 1999. Low interest rates in 1998 and the first quarter of 1999 resulted in significant refinancing activity that contributed to additional fee income to the Company. Management anticipates a reduction in mortgage refinancing due to higher interest rates thus reducing future gains on loan sales.

V.       NON-INTEREST EXPENSE

Non-interest expense increased by $500,000, an increase of 15%, for the six months ended June 30, 1999 as compared to the same period in 1998. Salaries and employee benefits increased by $224,000 or 13% in the first half of 1999 compared to 1998. This increase was the result of normal annual increases and the addition of employees. Professional fees and stockholders' expenses increased $114,000 in the six months ended June 30, 1999 due to the additional cost of operating as a public stock institution. For the six months ended June 30, 1999, other expenses include a $44,000 write-off of organization costs related to the adoption of Statement of Position No. 98-5. Annual operating expenses are also expected to increase in future periods due to future branching and product expansion.

Non-interest expense for the second quarter of 1999 was $1.9 million, an increase of $237,000 or 14% compared with the same period in 1998.

VI.      CAPITAL

A 5% common stock dividend was declared on February 18, 1999. Cash dividends per share declared on common stock were $.05 for the first quarter and $.05 for the second quarter of 1999.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at June 30, 1999, of 16.44% and 17.93%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1998 were 16.39% and 17.89%. On February 18, 1999, the Board of Directors approved the repurchase of up to 45,000 shares of the Company's common stock. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan. As of June 30, 1999, the Company repurchased 14,100 shares into treasury.

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

During 1998, the Company completed the awareness and assessment phase, identified mission-critical systems, developed a testing strategy, worked on contingency plans and undertook steps to verify that significant vendors, suppliers and other related business parties will be ready for the year 2000. Testing and validation of the Bank's mission-critical systems was completed in the first half of 1999.

The Company is currently conducting tests of its mission critical systems and is in compliance with the Federal Financial Institutions Examination Council's time frames. The following table identifies each phase and the estimated timetable for completion by the Company:


         Phase                          Status
1.  Awareness                           Completed
2.  Assessment                          Completed
3.  Renovation                          Completed
4.  Validation/Testing                  Completed
5.  Implementation/Monitoring           Implementation completed/monitoring through year 2000
6.  Contingency Planning                Completed

The Company utilizes various third party service providers to perform its most mission critical applications. Each service provider has informed the Company that the software programming for its applica-tions has been completed. The following identifies each mission critical application and the current status of testing:

      LOANS, DEPOSITS AND GENERAL LEDGER
         Testing of programs commenced in October 1998 and proxy testing and validation was completed in March 1999. On-line connectivity tests were successfully completed in March 1999. Interface testing was successfully conducted in May 1999.
      ITEM PROCESSING/CASH LETTER PRESENTMENT
         Renovations were completed by the service provider in September 1998. Validation was completed in December 1998 and implementation and interface testing was completed in May 1999.
      WIRE TRANSFER FUNCTION
         Century roll-over and leap year testing have been successfully completed.
      MERCHANT AND CREDIT CARD PROCESSING
         Renovation of all critical systems was completed in November 1998. Testing by the service provider was completed. Proxy testing was successfully performed and the results were published in April 1999.
      TRUST AND INVESTMENT OPERATIONS
         Renovation has been completed. Implementation and validation are completed. Proxy testing was successfully performed and the results were published in March 1999.

The Company has a formal customer due-diligence plan. The Company has communicated with its large borrowers and corporate customers to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting, loan renewal and monitoring process. During the third quarter of 1999, the Company will be focusing on customer communication. This will include additional staff training in responding to Year 2000 inquiries and periodic information mailings to customers.

The Company has estimated that total costs directly related to Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget for 1999 is $50,000. Total direct costs for the six months ended June 30, 1999 totaled $26,000 (excluding employee hours). Purchased hardware and software will be capitalized in accordance with normal policy. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

The Company's potentially worst case Year 2000 scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the Company expects to be able to implement manual contingency systems without serious impact on the Company's financial condition. The Company has created several basic contingency plans and is currently in the process of assessing these plans for the possible impact of Year 2000 failures. It will adjust its existing contingency plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. This activity was substantially completed in the first quarter of 1999 and was finalized in May 1999. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted all seek to minimize any potential adverse effect on the Company or its customers.


VIII.    EXPANSION STRATEGY

The Company formed a new subsidiary, Maine Acceptance Corporation (MAC), a finance company, which opened for business in Bangor on March 1, 1999. Management believes MAC will fill an existing void in the local consumer loan market. MAC will provide credit products commonly referred to as "sub-prime" lending, which usually denotes a weakness in credit history or a high loan-to-value on collateral. MAC provides indirect auto lending, as well as other types of loans, including personal unsecured loans, recreational vehicle loans, auto loans, mobile home loans and home equity loans. As of June 30, 1999, MAC's consumer loan portfolio amounted to $228,000.

Management is cognizant of the competitive challenges community banks face, and is aggressively exploring alternative service delivery channels, including convenience store banking. This appears to be a cost effective method of expanding our franchise and providing additional customer service. The Company is also expanding its ATM services with the addition of eight new terminals which will be placed in high traffic areas, including convenience stores.

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


Date:        8/12/99                                                 By: /s/ Edwin N. Clift
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



Date:        8/12/99                                                 By: /s/ Deborah A. Jordan
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