Form 10QSB
period 1999-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 1999-11-12
CIK 913072

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                For the Quarterly period ended September 30, 1999

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

                               Yes: /X/ No: / /

The number of shares outstanding for the issuer's classes of common stock as of October 31, 1999 are:


                  (Class)                                    (Outstanding)

         COMMON STOCK, $1.00 Par Value                        2,582,702


Transitional Small Business Disclosure Format:     Yes: / /          No: /X/


                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB

                                                                                             PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Condition at

                  September 30, 1999 and December 31, 1999                                       3

         Consolidated Statements of Income for the Three and Nine

                  Months Ended September 30, 1999 and September 30, 1998                         4

         Consolidated Statements of Shareholders' Equity for the

                  Nine Months Ended September 30, 1999 and September 30, 1998                    5

         Consolidated Statements of Cash Flows for the Nine

                  Months Ended September 30, 1999 and September 30, 1998                         6

         Notes to Financial Statements                                                           7 - 9

Item 2   Management's Discussion and Analysis of Condition

                  and Results of Operations                                                      10 - 16

PART II   OTHER INFORMATION                                                                      16

Item 1   Legal Proceedings                                                                       16

Item 2   Changes in Securities and Use of Proceeds                                               16

Item 3   Defaults upon Senior Securities                                                         16

Item 4   Submission of Matters to a vote of Security Holders                                     16

Item 5   Other Information                                                                       16

Item 6   Exhibits and Reports on Form 8-K                                                        16

Signature Page                                                                                   17


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          September 30,          December 31,
                                                                                               1999                  1998
(in thousands, except number of shares and per share data)                                 (Unaudited)

ASSETS

Cash and due from banks                                                                      $  6,678              $  6,081
Interest-bearing deposits with banks                                                               32                    46
Federal funds sold                                                                              9,000                 1,500
                                                                                              --------              --------
       Total cash and cash equivalents                                                         15,710                 7,627
Investment securities

   Available for sale                                                                          53,184                55,241
   To be held to maturity                                                                         366                   668
Loans held for sale                                                                               180                 2,875
Loans receivable                                                                              133,438               127,655
   Less allowance for loan losses                                                               2,205                 2,023
                                                                                              --------              --------
       Net loans receivable                                                                   131,233               125,632
Other real estate owned                                                                            50                    12
Properties and equipment, net                                                                   2,662                 2,777
Deferred income tax benefit                                                                       416                   189
Accrued income and other assets                                                                 4,868                 4,722
                                                                                              --------              --------
       Total assets                                                                          $208,669              $199,743
                                                                                              --------              --------
                                                                                              --------              --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits                                                                              $ 27,181              $ 25,207
Savings and NOW deposits                                                                       76,140                79,737
Certificates of deposit                                                                        60,366                59,184
                                                                                              --------              --------
       Total deposits                                                                         163,687               164,128
Securities sold under agreements to
   repurchase (term and demand)                                                                13,821                11,747
Other borrowed funds                                                                            7,836                 1,461
Accrued expenses and other liabilities                                                          1,388                 1,452
Mandatory convertible debentures                                                                  300                   300
                                                                                              --------              --------
       Total liabilities                                                                      187,032               179,088
                                                                                              --------              --------
Shareholders' equity

   Convertible cumulative preferred stock, par value $1; authorized 50,000

       shares, issued and outstanding 19,566 shares                                                20                    20
   Common stock, par value $1; authorized 4,000,000 shares, issued 2,583,041 shares and outstanding 2,578,500 shares in 1999 and 2,388,036 issued and outstanding

       shares in 1998                                                                           2,583                 2,388
   Capital surplus                                                                             17,123                15,527
   Retained earnings                                                                            2,228                 2,638
   Unrealized gain (loss) on securities available for sale, net of tax of $(134) and

       $43 in 1999 and 1998, respectively                                                        (264)                   82
   Treasury stock at cost (4,541 shares in 1999)                                                  (53)                    -
                                                                                              --------              --------
       Total shareholders' equity                                                              21,637                20,655
                                                                                              --------              --------
       Total liabilities and shareholders' equity                                            $208,669              $199,743
                                                                                              --------              --------
                                                                                              --------              --------


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
(in thousands, except number of shares and per share data)               1999       1998                 1999       1998
                                                                         ----       ----                 ----       ----

Interest and dividend income

   Interest and fees on loans                                           $3,096     $2,962              $ 8,893    $ 8,670
   Interest on investment securities                                       686        602                2,081      1,903
   Dividends on investment securities                                       67         79                  226        120
   Interest on federal funds sold and interest-

      bearing deposits                                                      22         34                   53         75
                                                                         ------     ------              -------    -------
       Total interest and dividend income                                3,871      3,677               11,253     10,768
                                                                         ------     ------              -------    -------
Interest expense

   Interest on deposits                                                  1,400      1,467                4,141      4,229
   Interest on borrowed funds                                              200        191                  530        687
                                                                         ------     ------              -------    -------
       Total interest expense                                            1,600      1,658                4,671      4,916
                                                                         ------     ------              -------    -------
       Net interest income                                               2,271      2,019                6,582      5,852
Provision for loan losses                                                   88         90                  249        270
                                                                         ------     ------              -------    -------
       Net interest income after provision for
         loan losses                                                     2,183      1,929                6,333      5,582
                                                                         ------     ------              -------    -------
Non-interest income

   Service charges on deposit accounts                                     151        133                  428        380
   Other service charges and fees                                          177        134                  498        367
   Trust fees                                                              203        173                  609        488
   Other                                                                    57         39                  253        122
   Net gain on sale of mortgage loans                                       24         90                  162        203
                                                                         ------     ------              -------    -------
       Total non-interest income                                           612        569                1,950      1,560
                                                                         ------     ------              -------    -------
Non-interest expense

   Salaries and employee benefits                                          985        856                2,937      2,584
   Occupancy expense                                                       151        165                  464        477
   Equipment expense                                                       114        119                  366        353
   Data processing                                                         186        171                  541        498
   Other                                                                   455        401                1,443      1,160
                                                                         ------     ------              -------    -------
       Total non-interest expense                                        1,891      1,712                5,751      5,072
                                                                         ------     ------              -------    -------
Income before income taxes                                                 904        786                2,532      2,070
Income tax expense                                                         268        275                  875        728
                                                                         ------     ------              -------    -------
       Net income                                                      $   636    $   511              $ 1,657    $ 1,342
                                                                         ------     ------              -------    -------
                                                                         ------     ------              -------    -------

Per share data

   Basic earnings per common share                                    $    .24    $   .23             $    .62   $    .69
                                                                         ------     ------              -------    -------
                                                                         ------     ------              -------    -------
   Diluted earnings per common share                                  $    .21    $   .19             $    .54   $    .54
                                                                         ------     ------              -------    -------
                                                                         ------     ------              -------    -------


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                                          Unrealized
                                      Convertible                                         Gain (Loss)
                                      Cumulative                                        on Securities                 Total
                                       Preferred    Common      Capital      Retained    Available    Treasury   Shareholders'
                                          Stock      Stock      Surplus      Earnings     for Sale     Stock        Equity
                                      ----------    ------      -------      --------    ------------  -----        -----------


Balance at December 31, 1997             $20        $1,542      $7,754        $1,647       $    4     $  -         $10,967
Net income -                              -            -           -           1,342          -          -           1,342
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $79        -            -           -            -             154        -             154
                                          --         -----       -------       ------         ----     -----        -------
       Total comprehensive income         -            -           -           1,342          154        -           1,496

Common stock options exercised,

   48,000 shares                          -             48          200          -            -          -             248
5% common stock dividend declared         -             79          489         (569)         -          -              (1)
Common stock offering                     -            690        7,448          -            -          -           8,138
Offering cost                             -            -           (468)         -            -          -            (468)
Common stock cash dividend declared,

   $0.09 per share                        -            -           -            (164)         -          -            (164)
Convertible cumulative preferred
   stock dividends declared, $2.92

   per share                              -            -           -             (57)         -          -             (57)
                                          --         -----       -------       ------         ----     -----        -------

Balance at September 30, 1998            $20        $2,359      $15,423       $2,199         $158     $  -         $20,159
                                          --         -----       -------       ------         ----     -----        -------



Balance at December 31, 1998             $20        $2,388      $15,527       $2,638        $  82     $  -         $20,655
Net income -                             -            -               -        1,657          -          -           1,657
Change in unrealized gain (loss) on
   securities available for sale, net

   of deferred income taxes of $(178)     -            -           -            -            (346)       -            (346)
                                          --         -----       -------       ------         ----     -----        -------
       Total comprehensive income         -            -           -           1,657         (346)       -           1,311

Treasury stock purchased (14,100 shares

   at an average price of $11.70)         -            -           -            -             -         (165)         (165)
Common stock options exercised,
     90,985 shares                        -             73          172          (81)         -          112           276
5% common stock dividend declared         -            122        1,424       (1,546)         -           -            -
Common stock cash dividend
  declared, $0.15 per share-                           -           -            (387)         -           -           (387)

Convertible cumulative preferred
   stock dividends declared, $2,61

   per share                              -            -           -             (53)         -           -            (53)
                                          --         -----       -------       ------         ----     -----        -------

Balance at September 30, 1999            $20        $2,583      $17,123       $2,228        $(264)      $(53)      $21,637
                                          --         -----       -------       ------         ----     -----        -------
                                          --         -----       -------       ------         ----     -----        -------


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

(in thousands)                                                                                 1999                 1998
                                                                                               ----                 ----

Cash flows from operating activities
   Net income                                                                                  $1,657             $  1,342
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                                220                  259
      Amortization                                                                                125                  112
      Net amortization (accretion) on investment securities                                       195                  (24)
      Deferred income taxes                                                                      (227)                  17
      Origination of loans held for sale                                                      (16,825)             (20,441)
      Proceeds from sales of loans held for sale                                               19,520               20,370
      Increase in accrued income and other assets                                                 (14)                 (24)
      (Decrease) increase in accrued expenses and other liabilities                               (64)                 132
      Decrease in deferred loan fees, net                                                          (2)                 (20)
      Provision for loan losses                                                                   249                  270
      Provision for losses on other real estate owned                                               -                    5
      Net gain on sale of mortgage loans and property and equipment                              (183)                (201)
                                                                                               -------              -------
             Net cash provided by operating activities                                          4,651                1,797
                                                                                               -------              -------

Cash flows from investing activities

   Net loans made to customers                                                                 (5,911)              (3,288)
   Acquisition of premises and equipment                                                         (220)                (268)
   Proceeds from the sale of premises and equipment                                               152                    -
   Purchase of investment securities available for sale                                       (32,117)             (20,686)
   Proceeds from sales and maturities of investment securities

      Sales and maturities of available for sale securities                                    33,454               15,466
      Maturities of held to maturity securities                                                   302                  955
   Acquisition of life insurance policies                                                           -               (1,854)
   Proceeds from sale of other real estate owned                                                   92                   38
                                                                                               -------              -------
             Net cash used by investing activities                                             (4,248)              (9,637)
                                                                                               -------              -------

Cash flows from financing activities

   Net (decrease) increase in demand, savings and NOW deposits                                 (1,623)               3,391
   Net increase in certificates of deposit                                                      1,182                3,012
   Net increase in securities sold under agreement to repurchase                                2,074                  411
   Net increase (decrease) in other borrowed funds                                              6,375               (2,457)
   Payment of long-term debt                                                                        -               (2,895)
   Dividends paid on convertible cumulative preferred stock and common stock                     (440)                (222)
   Purchase of treasury stock                                                                    (165)                   -
   Proceeds from stock issuance, net of cost                                                      277                7,918
                                                                                               -------              -------
              Net cash provided by financing activities                                         7,680                9,158
                                                                                               -------              -------

Net increase in cash and cash equivalents                                                       8,083                1,318
Cash and cash equivalents, beginning of period                                                  7,627               10,659
                                                                                               -------              -------
Cash and cash equivalents, end of period                                                      $15,710              $11,977
                                                                                               -------              -------
                                                                                               -------              -------

Supplemental disclosures of cash flow information

   Cash paid for interest                                                                    $  4,648              $ 4,950
   Transfers to other real estate owned                                                           130                    -
   Income tax paid                                                                                956                  806


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30:


(in thousands, except for number of shares and per-share data)             1999           1998
                                                                           ----           ----

Basic earnings per share
       Net income, as reported                                           $ 1,657       $  1,342
       Preferred stock dividends declared                                    (53)           (57)
                                                                          -------        -------
           Income available to common shareholders                       $ 1,604       $  1,285
                                                                          -------        -------
                                                                          -------        -------


                                                                             1999             1998
                                                                             ----             ----

       Weighted-average shares outstanding                                 2,567,127    1,865,376
                                                                           ---------    ---------
       Basic earnings per share                                           $     0.62   $     0.69
                                                                           ---------    ---------
                                                                           ---------    ---------

Diluted earnings per share

       Net income, as reported                                            $    1,657   $    1,342
       Interest on mandatory convertible debentures, net of tax                   13           14
                                                                           ---------    ---------
           Income available to common shareholders                        $    1,670   $    1,356
                                                                           ---------    ---------
       Weighted-average shares outstanding                                 2,567,127    1,865,376
       Effect of stock options, net of assumed treasury stock purchases      228,464      358,510
       Effect of convertible preferred stock                                 209,798      209,798
       Effect of mandatory convertible debentures                             69,930       69,930
                                                                           ---------    ---------
           Adjusted weighted-average shares outstanding                    3,075,319    2,503,614
                                                                           ---------    ---------
                                                                           ---------    ---------
       Diluted earnings per share                                         $     0.54   $     0.54
                                                                           ---------    ---------
                                                                           ---------    ---------



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

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the period ended September 30, 1999. This item represents a cumulative effect of accounting change, net of tax of $28,000. This write-off reduced basic earnings per share by $.02 and reduced diluted earnings per share by $.01.

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

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of September 30, 1999, and changes during the nine months then ended, is presented below.

                                                                          Number             Weighted
                                                                         of Shares        Exercise Price
                                                                         ---------        --------------

           Outstanding at beginning of period                              493,131             $ 5.16
           Granted during the period                                        27,000              10.63
           Expired/cancelled during the period                             (10,389)              5.93
           Exercised during the period                                     (90,985)              4.77
           Additional shares for which options are exercisable
              due to stock dividends                                        22,400               -
                                                                           --------              -----
           Outstanding at end of period                                    441,157              $5.29
                                                                           --------              -----
                                                                           --------              -----


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

I.       COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND
         DECEMBER 31, 1998

Total assets increased $8.9 million or 4% to $208.7 million at September 30, 1999. The increase was the result of growth in the loan portfolio of $5.6 million and an increase in short-term federal funds of $7.5 million. Loans held for sale decreased $2.7 million since December 31, 1998. Loan growth since year-end is primarily in the commercial loan area which grew 15% or $4.3 million. Low interest rates in the first half of 1999 stimulated secondary market saleable loan opportunities resulting in a decline in portfolio residential and home equity loan balances.

Total deposits decreased $441,000 since the seasonally high year-end balances. Growth in both demand deposits of 8% and certificates of deposit of 2% was offset by a decline in savings and NOW deposit balances of 5%. Other borrowed funds, that represents short-term treasury tax and loan notes, increased $6.4 million and created a temporary increase in federal funds sold.

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

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.2 million at September 30, 1999 (1.65% of total loans), an increase of $182,000 over the Bank's $2.0 million allowance for loan losses at December 31, 1998.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the nine months ended September 30, 1999 was $1.7 million, an increase of $315,000 or 24% from the same period in 1998. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and investment securities and a 25% increase in non-interest income. Net income for the third quarter of 1999 increased $125,000 or 25% to $636,000 compared with the third quarter of 1998.

Although earnings for the first nine months of 1999 exceeded the same period in 1998, diluted earnings per share remained the same at $0.54 per share. This is due to the increase in the weighted average shares outstanding as a result of the initial public offering in August 1998 and the exercise of stock options.

The annualized return on average assets for the nine months ended September 30, 1999 and 1998 was 1.11% and 1.01%, respectively and for the third quarter of 1999 and 1998 was 1.24% and 1.11%, respectively. Return on average shareholders' equity on an annualized basis for the nine months ended September 30, 1999 and 1998 was 10.44% and 13.54%, respectively.

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

Net interest income for the nine months ended September 30, 1999 was $6.6 million, a 13% increase over the net interest income for the first nine months of 1998 of $5.9 million. This increase is attributable to an increase in average earning assets (both loans and investment securities) from $168.1 million in 1998 to $184.1 million in 1999. This was accompanied by a decline in the average rate earned on interest-earning assets from 8.51% to 8.13% for the nine months ended September 30, 1998 and 1999, respectively. The decrease in rates is due to the Federal Reserve reducing the federal funds rate from 5.50% to 4.75% during the fourth quarter of 1998 and aggressive loan pricing competition.

The average interest rate incurred on interest-bearing liabilities for the nine month period in 1999 and 1998 was 4.12% and 4.67%, respectively on average interest-bearing liabilities of $151.7 million in 1999 and $140.9 million in 1998. Despite the decrease in general interest rates, the Company's net interest margin increased to 4.73% for the nine months ended September 30, 1999 compared to

4.60% for the same period in 1998. The net interest margin increased in 1999 due to additional capital of $7.7 million raised in the initial public offering in August 1998. Management currently anticipates a future decline in the net interest margin due to the low interest rate environment and industry-wide pricing pressure on loans and deposits.

The yield on average earning assets for the three month period ended September 30, 1999 was 8.07% and the average interest rate incurred on interest-bearing liabilities was 4.18%.

IV.      NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 1999 and 1998 totaled $2.0 million and $1.6 million, respectively, an increase of $390,000 or 25%. The Company has experienced growth in most fee income categories including an increase in trust fees of $121,000, merchant processing fees of $76,000 and additional income of $73,000 from the cash surrender value of life insurance. In addition, a $22,000 gain was realized from the sale of a facility which was formerly the Union Street branch office. Trust fees have increased due to growth of trust assets under management to $161.1 million at September 30, 1999 compared with trust assets of $121.1 million at September 30, 1998.

Non-interest income for the third quarter of 1999 was $612,000 compared with $569,000 for the same period in 1998, representing an increase of $43,000 or 8%. The increase in fee income for the three month period ended September 30, 1999 compared with September 30, 1998 is at a lower rate than the comparable nine month period. This is due to a decline in gains on mortgage loan sales from $90,000 in the third quarter of 1998 to $24,000 for the same period in 1999. Low interest rates in 1998 and the first half of 1999 resulted in significant refinancing activity that contributed to additional fee income to the Company. Management anticipates a reduction in mortgage refinancing due to higher interest rates thus reducing future gains on loan sales.

V.       NON-INTEREST EXPENSE

Non-interest expense increased by $679,000, an increase of 13%, for the nine months ended September 30, 1999 as compared to the same period in 1998. Salaries and employee benefits increased by $353,000 or 14% for the nine months ended 1999 compared to 1998. This increase was the result of normal annual increases and the addition of employees. Professional fees and stockholders' expenses increased $138,000 in the nine months ended September 30, 1999 due to the additional cost of operating as a public stock institution. For the nine months ended September 30, 1999, other expenses include a $44,000 write-off of organization costs related to the adoption of Statement of Position No. 98-5. Annual operating expenses are also expected to increase in future periods due to future branching, product expansion and data processing conversion in the first quarter of 2000.

Non-interest expense for the second quarter of 1999 was $1.9 million, an increase of $179,000 or 11% compared with the same period in 1998.

VI.      CAPITAL

A 5% common stock dividend was declared on February 18, 1999. Cash dividends per share declared on common stock were $.05 each for the first, second and third quarters of 1999.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at September 30, 1999, of 16.49% and 17.97%, respectively, exceeded regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1998 were 16.39% and 17.89%.

On February 18, 1999, the Board of Directors approved the repurchase of up to 45,000 shares of the Company's common stock. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan. As of September 30, 1999, the Company repurchased 14,100 shares into treasury.

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

The Company is conducted tests of its mission critical systems and is in compliance with the Federal Financial Institutions Examination Council's time frames. The following table identifies each phase and the estimated timetable for completion by the Company:

         Phase                          Status

1.  Awareness                           Completed
2.  Assessment                          Completed


         Phase                          Status


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

The Company has a formal customer due-diligence plan. The Company has communicated with its large borrowers and corporate customers to determine the extent to which the Company is vulnerable to those third parties if they fail to resolve their Year 2000 issues. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting, loan renewal and monitoring process. During the third quarter of 1999, the Company has focused on customer communication that included additional staff training in responding to Year 2000 inquiries and periodic information mailings to customers.

The Company has estimated that total costs directly related to Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget for 1999 is $50,000. Total direct costs for the nine months ended September 30, 1999 totaled $29,000 (excluding employee hours). Purchased hardware and software will be capitalized in accordance with normal policy. The majority of costs associated with new software or upgraded hardware would have been incurred in the normal course of operations regardless of the year 2000 issue.

The Company's potentially worst case Year 2000 scenarios may include the failure of a vendor or third party provider, which is beyond the Company's control. In the event a failure occurs, the

Company expects to be able to implement manual contingency systems without serious impact on the Company's financial condition. The Company has created several basic contingency plans including a liquidity plan and has assessed these plans for the possible impact of Year 2000 failures. This activity was substantially completed in the first quarter of 1999 and was finalized in May 1999. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted all seek to minimize any potential adverse effect on the Company or its customers.

VIII.    EXPANSION STRATEGY

The Company formed a new subsidiary, Maine Acceptance Corporation (MAC), a finance company, which opened for business in Bangor on March 1, 1999. Management believes MAC will fill an existing void in the local consumer loan market. MAC will provide credit products commonly referred to as "sub-prime" lending, which usually denotes a weakness in credit history or a high loan-to-value on collateral. MAC provides indirect auto lending, as well as other types of loans, including personal unsecured loans, recreational vehicle loans, auto loans, mobile home loans and home equity loans. As of September 30, 1999, MAC's consumer loan portfolio amounted to $795,000.

Management is cognizant of the competitive challenges community banks face, and is aggressively exploring alternative service delivery channels. The Company is opening two new convenience store branches by the end of this year. This appears to be a cost effective method of expanding our franchise and providing additional customer service. The Company is also expanding its ATM services with the addition of eight new terminals which will be placed in high traffic areas, including convenience stores.

IX.      FINANCIAL SERVICES MODERNIZATION BILL

The U.S. Congress recently passed legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. The legislation is being forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks and bank holding companies, (iv) provide an enhanced framework for protecting the privacy of consumer's information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

In addition, bank holding companies, such as the Company, would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any Company engaged in financially related activities.

Further, the pending legislation would restrict certain of the powers that unitary savings and loan association holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding Company pursuant to an application filed with the OTS before May 4, 1999 would retain their authority under current law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan association holding companies.

We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

                       MERRILL MERCHANTS BANCSHARES, INC.

Date:  11/12/99                      By: /s/ Edwin N. Clift
     --------------                          -------------------------------
                                             Edwin N. Clift
                                             President and Chief Executive
                                                 Officer
                                             (Principal Executive Officer)


Date:  11/12/99                      By: /s/ Deborah A. Jordan
     --------------                          -------------------------------
                                             Deborah A. Jordan
                                             Senior Vice President and
                                             Treasurer (Principal Financial
                                                    and Accounting Officer)