Form 10KSB
period 1999-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2000-03-29
CIK 913072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999


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


                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (TITLE OF CLASS)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenues for the issuer's fiscal year ended December 31, 1999 are $17,846,000.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On January 31, 2000: $15,378,020

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 2,588,127 shares outstanding as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on March 16, 2000, and the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                                TABLE OF CONTENTS


PART I

         ITEM 1.           BUSINESS.........................................................1
         ITEM 2.           DESCRIPTION OF PROPERTY.........................................21
         ITEM 3.           LEGAL PROCEEDINGS...............................................22
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............22

PART II

         ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                           STOCKHOLDER   MATTERS...........................................22
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS.............................22
         ITEM 7.           FINANCIAL STATEMENTS............................................22
         ITEM 8.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE.............................23

PART III

         ITEM 9.           DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY;
                           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............23
         ITEM 10.          EXECUTIVE COMPENSATION..........................................23
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT......................................................23
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23
         ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................23

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

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Merrill Merchants Bancshares, Inc. (the "Company"), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company is also a registered Financial Holding Company under BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the "Bank") and holds 100% of the Bank's outstanding common stock (the "Bank Stock"). In January 1999, the Company established Maine Acceptance Corporation ("MAC"), a finance company. The Company, through its ownership of the Bank and MAC, is engaged in a general commercial and retail banking business, along with trust and investment services. Unless the context otherwise requires, references herein to the Company shall include the Company and the Bank, on a consolidated basis.

         The Company is an entity legally separate and distinct from the Bank. The only sources of the Company's income and cash flow are any dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

         The Bank was established in 1992 to purchase certain assets and assume certain liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains ten branch banking offices (collectively, the "Branch Banks") in eight area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor's sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine, the State's flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; and (vii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has seven ATM locations in its primary market area.

         The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. The Bank has also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $189.4 million in assets under management as of December 31, 1999. As of December 31, 1999, the Company had total assets of $213.7 million, loans, net of allowances, of $133.9 million, total deposits of $168.6 million and shareholders' equity of $21.3 million.

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

         The Bank is active in small business lending and has earned the designation "Preferred Lender" by the Small Business Administration (SBA). The Bank is the only community bank in the State to have been awarded this distinction. The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial market. The Company's affiliations with third party data processors have enabled the Bank to deliver high technology products such as automated telephone banking, banking by personal computer, and check imaging while maintaining a local, friendly flavor in its Branch Banks. This same strategy has been implemented by the Trust and Investment Services Department which is also serving many clients who appreciate the personal attention and customer service provided locally. The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

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

         LENDING ACTIVITIES

         The Bank has experienced loan growth since it was established in October 1992. One of the primary factors contributing to the growth has been an experienced local lending group. Many commercial lending relationships have been developed by the Bank as a result of long standing business associations over many years. Many of the Bank's officers have held lending positions with Bangor area banks for in excess of twenty years. Management believes that these relationships have been not only instrumental in loan growth but in developing quality customers.

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

         COMMERCIAL AND COMMERCIAL REAL ESTATE LENDING

         Loans in this category principally include loans to service, retail, medical, wholesale and light manufacturing businesses. Commercial loans are made based on the management, financial strength and repayment ability of the borrower. As of December 31, 1999, commercial and commercial real estate loans represented the largest class of loans at $82.8 million or 61% of total loans. The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD). The Bank originated the second highest number of SBA loans in the State of Maine for the SBA Maine District Office during its 1999 and 1998 fiscal year. The Bank is the only community bank in the state to have been awarded designation as a Preferred Lender by the SBA.

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

         As of December 31, 1999, residential loans accounted for a total of $23.4 million representing 17% of total loans. The Bank's secondary market servicing portfolio stands at $66.2 million.

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

         HOME EQUITY LENDING

         The Company originates home equity loans on a fixed and variable interest rate basis. At December 31, 1999, fixed rate loans totaled $10.7 million and variable rate loans amounted to $7.4 million. Fixed rate loans are for terms of 5 to 10 years with monthly amortization required and interest rates ranging from 8.5% to 12.5%. Interest rates on variable rate loans are 1.50% to 2.00% over the prime interest rate. These home equity loans are generally secured by a second mortgage on the principal residential property.

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

         Maine Acceptance Corporation, a finance company which opened for business in Bangor on March 1, 1999, provides indirect auto and recreational vehicle lending, as well as other types of direct loans, including personal unsecured, recreational vehicle, auto, mobile home and home equity loans.

         Consumer loans are attractive to the Company because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectibility when compared to traditional types of loans granted by commercial banks, such as residential mortgage loans. In many instances, the Company is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

         Consumer loans totaled approximately $10.0 million and represented 7% of the Company's loan portfolio at December 31, 1999. Such loans bear interest at fixed rates ranging from 9% to 18%.

         M&M JOINT VENTURE

         In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company ("M&M"), a jointly owned subsidiary. M&M was established to provide a review of various internal bank risk control functions. M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and approximately twenty other financial institutions in Maine access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

         BRANCH EXPANSION

         The Company opened two new convenience store branches. The Orrington branch opened in December 1999 and the Milford branch opened in January 2000. Management believes that mini branches are a cost effective method of expanding the Company's franchise and providing additional customer service.

         On January 3, 2000, the Bank entered into an agreement to purchase a branch in Holden, Maine. The Bank assumed ownership of the banking operation and facility on February 25, 2000. The Holden Branch had $2.1 million of loans and $6.5 million of deposits as of February 25, 2000.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

         The following table presents selected consolidated financial data for the Company. The data for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995 are derived from audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report.


                                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                     1999            1998           1997           1996            1995
                                                  -------------------------------------------------------------------------
FINANCIAL CONDITION DATA:                                                   (Dollars in Thousands)
Total assets....................................   $213,747        $199,743       $178,619       $158,425        $135,744
Cash and cash equivalents.......................      9,122           7,627         10,164          8,591           6,723
Investment securities...........................     61,475          55,909         45,321         41,014          30,257
Loans receivable, net (1).......................    133,948         125,632        117,171        103,979          93,476
Deposits........................................    168,578         164,128        146,312        126,704         111,340
Repurchase agreements...........................     13,791          11,747         11,897         12,164          10,173
Other borrowed funds............................      5,278           1,461          5,144          2,832             192
Long-term debt..................................         --              --          2,895          3,695           4,000
Mandatory convertible debentures................        300             300            300            300             300
Shareholders' equity............................     21,258          20,655         10,967          9,671           8,761
INCOME STATEMENT DATA:
Interest and dividend income....................   $ 15,244        $ 14,586       $ 13,215       $ 11,826        $ 10,349
Interest expense................................      6,359           6,554          6,060          5,383           4,371
Net interest income.............................      8,885           8,032          7,155          6,443           5,978
Provision for loan losses.......................        345             360            355            360             355
Net interest income after provision for loan
  losses .......................................      8,540           7,672          6,800          6,083           5,623
Non-interest income.............................      2,602           2,211          1,724          1,489           1,302
Non-interest expense............................      7,754           6,939          6,357          5,813           5,407
Income before income taxes......................      3,388           2,944          2,167          1,759           1,518
Income tax expense..............................      1,141           1,028            765            639             551
Net income......................................      2,247           1,916          1,402          1,120             967
PER SHARE DATA:
Earnings per share-basic (2)....................        .85             .91            .78            .62             .52
Earnings per share-diluted (2)..................        .74             .74            .68            .55             .50
Cash dividends on Common Stock (2)..............        .21             .13            .03             --              --
Book value (2)(3)...............................       8.62            8.20           6.45           5.69            5.08
Weighted average shares outstanding (2).........  2,561,220       2,021,874      1,700,187      1,700,187       1,700,187
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets........................       1.11%           1.05%          0.86%          0.78%           0.80%
Return on average equity (3)....................      10.52           12.97          13.63          12.28           11.83
Net interest margin (4).........................       4.69            4.66           4.67           4.72            5.25
Net interest spread.............................       3.89            3.89           3.98           3.97            4.48
Non-performing assets to total assets (5).......       0.15            0.08           0.13           0.45            0.33
Non-performing loans to total loans (5).........       0.19            0.12           0.15           0.36            0.15
Allowance for loan losses to total loans........       1.67            1.58           1.44           1.38            1.18
Allowance for loan losses to non-performing
  loans (5).....................................     854.89         1330.92         933.15         384.62          760.40
Net loan charge-offs to average loans...........       0.07            0.04           0.08           0.04            0.21
Efficiency ratio (6)............................      67.50           67.74          71.60          73.29           74.27
CAPITAL RATIOS:
Tier 1 risk-based capital (7)...................      15.96%          16.39%          9.77%          9.53%           9.03%
Total risk-based capital (7)....................      17.44           17.89          11.30          11.10           10.63
Leverage ratio (7) (8)..........................      10.23          110.31          10.31           6.06            5.84

------------------------------------

(1)  Excludes loans held for sale.
(2) Adjusted to reflect the 9:1 Stock Split, 5% stock dividends in 1999, 1998 and 1997 and a 3% stock dividend in 1996.
(3) Excludes unrealized gain or loss on securities available for sale net of taxes.
(4) Represents net interest income as a percentage of average interest earning assets. Calculation is shown tax-effected for tax exempt interest income assuming a federal tax rate of 34%.
(5) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due while other real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6) Non-interest expense divided by the sum of net interest income plus non-interest income.
(7) The minimum regulatory capital ratios in order for the Company to be adequately capitalized are: Tier 1 capital - 4.00%; total risk-based capital -- 8.00%; and leverage ratio -- 4.00%
(8) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

LENDING ACTIVITIES

     The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                               LOAN PORTFOLIO COMPOSITION


                                                                   AT DECEMBER 31,
                      ---------------------------------------------------------------------------------------------------------
                               1999                  1998                1997                 1996                  1995
                      ---------------------------------------------------------------------------------------------------------
                         AMOUNT     %         AMOUNT      %        AMOUNT      %         AMOUNT      %         AMOUNT      %
                         ------    ---        ------     ---       ------     ---        ------     ---        ------     ---
                                                               (Dollars in thousands)
Real Estate
  Commercial.........   $ 49,161    36%      $ 48,896     38%     $ 40,984     34%      $ 34,908     33%      $ 31,915     34%
  Construction.......      1,937     2          1,833      1         3,012      3          1,941      1          1,420      2
  Residential........     23,390    17         22,279     18        26,638     22         23,827     23         21,051     22
  Home equity........     18,054    13         19,362     15        20,036     17         15,726     15         10,656     11
                         -------   ---        -------    ---      --------    ---       --------    ---       --------    ---
  Total real estate..     92,542    68         92,370     72        90,670     76         76,402     72         65,042     69
Commercial...........     33,686    25         28,322     22        20,757     18         22,049     21         21,747     23
Consumer.............      9,994     7          6,963      6         7,461      6          6,978      7          7,820      8
                        --------   ---       --------    ---      --------    ---       --------     --       --------    ---
    Total loans......   $136,222   100%      $127,655    100%     $118,888    100%      $105,429    100%       $94,609    100%
                                   ====                  ====                 ===                   ===                   ===
Less allowance for
loan losses..........     (2,274)              (2,023)              (1,717)               (1,450)               (1,133)
                        --------             --------             --------              --------              --------
Total................   $133,948             $125,632             $117,171              $103,979              $ 93,476
                        ========             ========             ========              ========              ========


         The following table sets forth as of December 31, 1999, loans by scheduled due date for the periods indicated. Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.


                                              LOAN MATURITY SCHEDULE


                                                                       AT DECEMBER 31, 1999
                                             ---------------------------------------------------------------------------
                                                DUE IN
                                              ONE YEAR OR    DUE AFTER ONE YEAR      DUE AFTER 5
                                                 LESS        BUT BEFORE 5 YEARS        YEARS            TOTAL
                                             ---------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Real estate...............................     $18,183           $29,958               $44,401         $ 92,542
Commercial................................      16,430            12,620                 4,636           33,686
Consumer..................................       3,713             4,792                 1,489            9,994
                                               -------           -------               -------         --------
Total loans...............................     $38,326           $47,370               $50,526         $136,222
                                               =======           =======               =======         ========

Loans maturing after one year:
Predetermined interest rates..............                                                             $ 44,155
Floating or adjustable interest rates.....                                                               53,741
                                                                                                       --------
Total.....................................                                                             $ 97,896
                                                                                                       ========

         The following is a summary of non-performing assets at December 31, 1999 and 1998:
                                               NON-PERFORMING ASSETS


                                                                     AT DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                           1999             1998            1997            1996             1995
                                           ----             ----            ----            ----             ----
                                                                  (Dollars in thousands)
Loans:
     Non-accrual loans.............        $266             $148            $181            $250             $148
     Loans 90 days or more past
     due but still accruing........           -                4               3             127                1
     Restructured loans............           -                -               -               -                -
                                           ----             ----            ----            ----             ----
        Non-performing loans.......         266              152             184             377              149
OREO...............................          50               12              43             340              304
                                           ----             ----            ----            ----             ----

     Non-performing assets.........        $316             $164            $227            $717             $453
                                           ====             ====            ====            ====             ====
Non-performing loans as a
percentage of total loans..........        0.19%            0.12%           0.15%           0.36%            0.15%

Non-performing assets as a
percentage of total assets.........        0.15%            0.08%           0.13%           0.45%            0.33%

Non-performing assets as a
percentage of total loans and
OREO...............................        0.23%            0.13%           0.19%           0.68%            0.47%

         At December 31, 1999, loans on non-accrual status totaled $266,000. Interest income not recognized on non-accrual loans was $28,000 in 1999. There was no interest income recognized on non-accrual loans in 1999.

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

         At December 31, 1999, the Bank had $1.9 million of loans that were classified as substandard and $190,000 classified as doubtful. This compares to $1.3 million and $341,000 of loans that were classified as substandard and doubtful at December 31, 1998. The Bank had no loans which were classified as loss at either date. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. As of December 31, 1999 and 1998, the portion of loans guaranteed by either the SBA, RD or FAME amounted to approximately 17% and 25% of the total loan balances adversely classified, respectively. At December 31, 1999, included in the $2.1 million of loans that were classified as substandard and doubtful were $2.0 million of performing loans. This compares to $1.5 million of adversely classified performing loans as of December 31, 1998. These amounts constitute loans that, in the opinion of management, could potentially migrate to non-performing or loss status.

ALLOWANCE FOR LOAN LOSSES

         The following table sets forth activity in the Bank's allowance for loan losses during the years indicated:

                                          SUMMARY OF LOAN LOSS EXPERIENCE

                                                                   YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                             1999             1998             1997             1996             1995
                                             ----             ----             ----             ----             ----
                                                                  (Dollars in thousands)
Total net loans outstanding at the
end of year (1).....................       $133,948         $125,632        $117,171          $103,979         $93,476

Average net loans outstanding during
the year (1)........................       $127,595         $119,144        $109,263          $ 98,407         $86,034

Allowance for loan losses, beginning
of year ............................       $  2,023         $  1,717        $  1,450          $  1,133         $   958

Loans charged off during the period:
           Real estate:
              Commercial............            (66)               -              (6)                -             (18)
              Residential...........              -              (20)            (16)                -            (140)
              Home equity...........              -               (7)              -                 -               -
           Commercial...............            (10)             (20)            (23)              (16)            (10)
           Consumer.................            (49)             (31)            (55)              (32)            (15)
                                           --------         --------        --------          --------         -------
                 Total..............           (125)             (78)           (100)              (48)           (183)
                                           --------         --------        --------          --------         -------
Recoveries of loans previously
charged off:
           Real estate:
              Commercial............              -                -               -                 -               -
              Residential...........             22               22              12                 -               -
              Home equity...........              -                -               -                 -               -
           Commercial...............              7                -               -                 2               -
           Consumer.................              2                2               -                 3               3
                                           --------         --------        --------          --------         -------
                 Total..............             31               24              12                 5               3
                                           --------         --------        --------          --------         -------
Net loans charged off during the year           (94)             (54)            (88)              (43)           (180)
                                           --------         --------        --------          --------         -------
Provisions charged to income
statement...........................            345              360             355               360             355
                                           --------         --------        --------          --------         -------
Allowance for loan losses, end of
year................................         $2,274           $2,023        $  1,717          $  1,450         $ 1,133
                                           ========         ========        ========          ========         =======
Ratios:

Net charge-offs to average loans
outstanding.........................           0.07%            0.04%           0.08%             0.04%           0.21%

Net charge-offs to loans, end of
period..............................           0.07%            0.04%           0.07%             0.04%           0.19%

Allowance for loan losses to average
loans outstanding...................           1.75%            1.67%           1.55%             1.45%           1.30%

Allowance for loan losses to loans,
end of year.........................           1.67%            1.58%           1.44%             1.38%           1.18%

Allowance for loan losses to
non-performing loans................         854.89%         1330.92%         933.15%           384.62%         760.40%

------------------------------------

(1) Excludes loans held for sale.

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


                                                              AT DECEMBER 31,
                  ----------------------------------------------------------------------------------------------------------
                           1999                   1998                 1997                1996                  1995
                  ----------------------------------------------------------------------------------------------------------
                                   % OF                 % OF                 % OF                 % OF                 % OF
                                 LOANS TO             LOANS TO             LOANS TO             LOANS TO             LOANS TO
                                  TOTAL                 TOTAL                TOTAL                TOTAL                TOTAL
                    AMOUNT        LOANS     AMOUNT      LOANS     AMOUNT     LOANS    AMOUNT      LOANS    AMOUNT      LOANS
                    ------        -----     ------      -----     ------     -----    ------      -----    ------      -----
                                                          (Dollars in Thousands)
Commercial and
Commercial Real
Estate (1).......   $1,111          61%    $  999         60%     $  989       52%    $  696        54%    $  656        57%
Construction.....       10           2          9          1          15        3         10         1          7         2
Residential......      122          17        120         18         134       22        123        23        109        22
Home equity......      179          13        193         15         199       17        157        15        106        11
Consumer.........      272           7        179          6         200        6        161         7        160         8
Unallocated......      580           -        523          -         180        -        303         -         95         -
                    ------         ---     ------        ---      ------      ---     ------       ---     ------       ---
Total allowance
for loan losses..   $2,274         100%    $2,023        100%     $1,717      100%    $1,450       100%    $1,133       100%
                    ======         ===     ======        ===      ======      ===     ======       ===     ======       ===

---------------------------

(1) Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

         The unallocated portion of the allowance for loan losses increased to $580,000 at December 31, 1999 from $523,000 at December 31, 1998. Management determined an increase in the unallocated portion of the allowance to be necessary in 1999 due to a number of factors impacting the local economy that have not yet been fully reflected in the financial information provided by borrowers. These factors include a continued deterioration in trade with Canada, due to the currency exchange rate imbalance and provincial sales taxes; another relatively weak holiday season for retailers; and depressed conditions in certain natural resource-based industries, such as commercial fishing, timber and agriculture. While these factors are not yet identifiable with respect to specific borrowers, the bank has determined an overall increase in the allowance for loan losses to be necessary to provide for resultant expected losses.

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

         The composition of the investment portfolio as of December 31, 1999 was 51% U.S. Treasury notes and U.S. Government agencies and corporations, 35% mortgage-backed securities and collateralized mortgage obligations and 14% other securities. The comparable distributions for December 31, 1998 was 44% U.S. Treasury notes and U.S. Government agencies and corporations, 38% mortgage-backed securities and collateralized mortgage obligations and 18% other securities.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated:

                                    INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                                                    AT DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                                1999                    1998                   1997
                                                                               (Dollars in thousands)
Securities held to maturity (1):
    Mortgage-backed securities and collateralized
    mortgage obligations.........................              $   262                 $   668                $ 1,962
                                                               =======                 =======                =======
Securities available for sale (2):
    U.S. Treasury securities.....................              $15,005                 $20,304                $21,043
    U.S. Government agencies and corporations....               16,477                   4,034                  3,579
    Mortgage-backed securities and collateralized
    mortgage obligations.........................               21,201                  20,647                 15,851
    State and local government debt securities...                1,620                     621                  1,402
    U.S. Government and agency money market
    funds........................................                2,632                   5,081                    166
    Certificates of deposit......................                2,971                   3,664                    495
    Other securities (3).........................                1,307                     890                    823
                                                               -------                 -------                -------
    Total........................................              $61,213                 $55,241                $43,359
                                                               =======                 =======                =======

------------------------

(1)  Carried at amortized cost.
(2)  Carried at estimated market value.
(3) Includes FHLB stock, Federal Reserve stock, FNMA stock and marketable equity securities.


               MATURITY SCHEDULE OF SECURITIES AVAILABLE FOR SALE

                                                                       AT DECEMBER 31, 1999
                                                                         (AT MARKET VALUE)
                                ----------------------------------------------------------------------------------------------------
                                      ONE YEAR         OVER ONE YEAR         OVER 5 YEARS
                                      OR LESS         THROUGH 5 YEARS      THROUGH 10 YEARS     OVER 10 YEARS            TOTAL
                                      -------         ---------------      ----------------     -------------            -----
                                WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED            WEIGHTED
                                 AMOUNT   YIELD(1)   AMOUNT    YIELD(1)   AMOUNT    YIELD(1)   AMOUNT   YIELD(1)   AMOUNT   YIELD(1)
                                 ------   --------   ------    --------   ------    --------   ------   --------   ------   --------
                                                                       (Dollars in thousands)
U.S. Treasury securities....... $ 7,008   5.48%     $ 7,997    5.18%     $   --       --      $   --      --      $15,005   5.32%
U.S. Government agencies and
    corporations...............   3,689   5.39%      12,788    6.05%         --       --          --      --       16,477   5.90%
Mortgaged-backed securities
  and collateralized mortgage
  obligations .................     179   6.28%         328    5.85%      6,617     6.06%      14,077   6.35%      21,201   6.25%
States and local government
  debt securities..............     958   6.17%         351    7.06%        311     7.33%          --     --        1,620   6.59%
U.S. Government and agency
  money market funds...........   2,632   4.79%          --      --          --       --           --     --        2,632   4.79%
Certificates of deposit........   2,971   5.99%          --      --          --       --           --     --        2,971   5.99%
Other securities...............   1,307   5.08%          --      --          --       --           --     --        1,307   5.08%
                                 ------   ----      -------    ----      ------     ----      -------   ----      -------   ----
Total.......................... $18,744   5.49%     $21,464    5.74%     $6,928     6.12%     $14,077   6.35%     $61,213   5.85%
                                =======   ====      =======    ====      ======     ====      =======   ====      =======   ====

------------------------

(1) Yield is adjusted for the effect of tax-exempt securities assuming a Federal tax rate of 34%.

                MATURITY SCHEDULE OF SECURITIES HELD TO MATURITY


                                                                        AT DECEMBER 31, 1999
                                                                        (AT AMORTIZED COST)
                                --------------------------------------------------------------------------------------------------
                                      ONE YEAR         OVER ONE YEAR         OVER 5 YEARS
                                      OR LESS         THROUGH 5 YEARS      THROUGH 10 YEARS     OVER 10 YEARS            TOTAL
                                      -------         ---------------      ----------------     -------------            -----
                                WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED            WEIGHTED
                                 AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT   YIELD      AMOUNT   YIELD
                                 ------    -----     ------    -----      ------    -----      ------   -----      ------   -----
                                                                       (Dollars in thousands)
Mortgage-backed securities
 and collateralized
 mortgage obligations....          --       --         --       --        $262      5.91%        --      --        $262     5.91%

         DEPOSIT ACTIVITIES

         The following table sets forth the average balances and weighted average rates for the Bank's categories of deposits for the periods indicated:

                       AVERAGE DEPOSIT BALANCES AND RATES


                                                                    YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                          1999                               1998                              1997
                                                       % OF                               % OF                              % OF
                            AVERAGE      AVERAGE       TOTAL    AVERAGE     AVERAGE      TOTAL    AVERAGE     AVERAGE      TOTAL
                            BALANCE       RATE       DEPOSITS   BALANCE      RATE      DEPOSITS   BALANCE      RATE      DEPOSITS
                            -------       ----       --------   -------      ----      --------   -------      ----      --------
                                                                    (Dollars in thousands)
Non-interest checking.....  $ 26,052        --          16%     $ 23,593       --         16%     $ 20,631       --         15%
Interest checking and
money market..............    28,884      2.13%         18%       25,772     2.32%        17%       23,794     2.29%        18%
Savings...................    48,486      3.82%         30%       43,007     4.36%        29%       32,717     4.40%        25%
Certificates of deposit...    58,757      5.38%         36%       57,220     5.66%        38%       55,306     5.68%        42%
                            --------                   ---      --------                 ---      --------                 ---
Total.....................  $162,179                   100%     $149,592                 100%     $132,448                 100%
                            ========                   ===      ========                 ===      ========                 ===

         The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank's depositors are residents in its primary market area. The Bank has not sought brokered deposits and does not intend to do so in the future.

         The following table summarizes at December 31, 1999 the Bank's certificates of deposit of $100,000 or more by time remaining until maturity:

                                                             DECEMBER 31, 1999
                                                          ----------------------
                                                          (Dollars in thousands)
   Maturity Period:
    Less than three months..............................         $ 3,454
    Over three months through six months................           3,914
    Over six months through twelve months...............           3,223
    Over twelve months..................................           2,391
                                                                 -------
       Total............................................         $12,982
                                                                 =======

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

         The following table sets forth certain information regarding securities sold under agreement to repurchase for the dates indicated:


                                                                        AT OR FOR THE
                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1999                   1998                 1997
                                                       ----                   ----                 ----
                                                                   (Dollars in thousands)
Average balances outstanding.................         $13,299                $12,163             $11,931
Maximum amount outstanding at any month-
   end during the year.......................         $14,502                $13,554             $12,991
Balance outstanding at end of year...........         $13,791                $11,747             $11,897
Weighted average rate during the year........            3.86%                  4.23%               4.28%
Weighted average rate at end of year.........            4.35%                  3.60%               4.30%

FEDERAL AND STATE TAXATION

         GENERAL

         The Company, the Bank and MAC file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Banks and bank holding companies are subject to federal income taxes in the same manner as other corporations. In accordance with an income tax sharing agreement, income tax charges or credits will be allocated to the Company, the Bank and MAC on the basis of their respective taxable income or loss included in the consolidated income tax return.

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

         FINANCIAL HOLDING COMPANY REGULATION

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

         Under the Act, bank holding companies may elect to be regulated as financial holding companies. Financial holding companies may engage in activities that are financial in nature or incidental or complementary to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

          - each of its depository institution subsidiaries is "well capitalized";

          - each of its depository institution subsidiaries is "well managed";

          - each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

          - the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

         The Company filed an election to be treated as a financial holding company with the Federal Reserve Bank of Boston in March 2000. As a result, the Company is currently regulated as a financial holding company. As a financial holding company, the Company may conduct those activities which are considered financial in nature under a new section 4(k) of the BHCA. These activities include:

          - Activities permissible for bank holding companies prior to the enactment of the Act;

          - Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

          -    Underwriting and selling insurance;

          -    Providing financial, investment, or advisory services;

          -    Selling pools of assets;

          -    Underwriting, dealing in, or making a market in securities; and

          -    Merchant banking.

         The FRB also has the power to determine by regulation or order additional financial activities which would be permissible for financial holding companies. In addition, in order to commence a new activity Merrill Merchants Bank must have received a "satisfactory" on its latest CRA exam.

         GENERAL

         As a bank holding company and the financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA. The Company is also subject to the regulation and supervision of the Maine Bureau of Banking by virtue of provisions of Maine law which govern financial institution holding companies such as the Company. Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares). Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Banking before acquiring more than 5% of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution. Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period. Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company's Common Stock and Preferred Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

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

         In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies. Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for banks that meet certain specific criteria and 4% for other institutions. The Company's Leverage Ratio at December 31, 1999 was 10.2%. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA."

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

         The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company's actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 1999.



                                   COMPANY REGULATORY
                                        MINIMUM                COMPANY                BANK
                              ------------------------------------------------------------------
Tier 1 capital...............            4.00%                 15.96%                 12.35%
Total risk-based capital.....            8.00%                 17.44%                 13.60%

         FDICIA

         The FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of FDIC insured depository institutions that do not meet minimum capital requirements. The FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

         The Company and the Bank, at December 31, 1999 and 1998, were "well capitalized" under the criteria discussed above.

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

ITEM 2.       DESCRIPTION OF PROPERTY

         Over the past seven years, the Company has made improvements to or relocated from nearly all of the properties it acquired in connection with the Bank's formation. The most significant project was the 1997 two-story expansion and renovation of its headquarters building at 201 Main Street. This increased the size of the structure from 8,000 to a total of 17,000 square feet, and includes a large branch, commercial, trust and administrative offices as well as a board room and two conference rooms. The property is located at the gateway to downtown Bangor and the enhancements to the site have significantly improved the area. The site suits the Company's present needs and further expansion is available on the premises if the needs of the Company change in the future.

         992 UNION STREET BRANCH, BANGOR

         In 1997, the Bank relocated from a small, outdated facility at 559 Union Street to a new branch at the Airport Plaza Mall located at 992 Union Street. This branch includes a spacious lobby, three comfortable offices, a conference room and kitchen. Adequate parking and convenient access to the multi-lane drive up and ATM are added benefits.

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

         69 MAIN STREET, ORONO

         The Orono branch is also located near the center of town on the first floor of a former bank building. The Company assumed this lease in 1992 and has made some cosmetic improvements to the facility since that time. In 1998, an ATM was installed at the site to complement the existing drive-up services.

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

         191 RIVER ROAD, ORRINGTON

         In November 1999, the Bank opened its first mini branch in a newly constructed convenience store owned by R. H. Foster. The branch occupies approximately 300 square feet within the store and includes a traditional teller station plus a customer service desk and ATM.

         2 MAIN STREET, MILFORD

         In January 2000, the Bank opened a second mini branch in an R. H. Foster owned convenience store. The branch occupies approximately 250 square feet of space within the store and includes a traditional teller station and customer service desk, plus a drive-up window and an ATM.

         1007 MAIN ROAD, HOLDEN

         On February 25, 2000, the Bank acquired this branch from The First National Bank of Bar Harbor. The branch is a free standing building constructed in 1992 containing approximately 3,500 square feet of space. The branch includes a multi-lane drive-up with a full-service ATM, full lobby, two offices, a conference room, and a full basement.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

         The following information included in the Merrill Merchants Bancshares, Inc. 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information included in the Annual Report is incorporated herein by reference: "Selected Financial Highlights" on page 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 14 of the Annual Report.

ITEM 7.       FINANCIAL STATEMENTS

         The following information included in the Annual Report is incorporated herein by reference: "Audited Financial Statements and Notes to Consolidated Financial Statements" on pages 15 through 32 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following information included in the Company's 1999 Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees, Continuing and Retiring Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following financial statements included in the 1999 Annual Report are incorporated herein by reference:

              Consolidated Statements of Financial Condition -- December 31, 1999 and 1998;

              Consolidated Statements of Income -- Years Ended December 31, 1999 and 1998;

              Consolidated Statements of Changes in Shareholders Equity -- December 31, 1999 and 1998;

              Consolidated Statements of Cash Flows -- Years Ended December 31, 1999 and 1998; and

              Notes to Consolidated Financial Statements -- Years Ended December 31, 1999 and 1998.

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

13     Annual Report to Shareholders for the Year Ended December 31, 1999.

21     Subsidiaries of the Registrant.

23     Consent of Berry Dunn McNeil & Parker.

27     Financial Data Schedule.**

99     2000 Proxy Statement (previously filed on March 16, 2000).

---------------
*Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

**Filed in electronic format only.

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


             NAME                             TITLE                           DATE


/s/ Edwin N. Clift
------------------------------------        Director, President and Chief     March 16, 2000
Edwin N. Clift                              Executive-Officer
                                            (Principal executive officer)

/s/ Deborah A. Jordan
------------------------------------        Treasurer (Principal financial    March 16, 2000
Deborah A. Jordan                           officer)

/s/ William C. Bullock, Jr.                 Chairman of the Board             March 16, 2000
------------------------------------
William C. Bullock, Jr.

/s/ Joseph H. Cyr                           Director                          March 16, 2000
------------------------------------
Joseph H. Cyr

/s/ Perry B. Hansen                         Director                          March 16, 2000
------------------------------------
Perry B. Hansen

/s/ Leonard E. Minsky                       Director                          March 16, 2000
------------------------------------
Leonard E. Minsky

/s/ Frederick A. Oldenburg, Jr., M.D.       Director                          March 16, 2000
------------------------------------
Frederick A. Oldenburg, Jr., M.D.

/s/ Dennis L. Shubert, M.D., Ph.D.          Director                          March 16, 2000
------------------------------------
Dennis L. Shubert, M.D., Ph.D.

/s/ Susan B. Singer                         Director                          March 16, 2000
------------------------------------
Susan B. Singer

/s/ Harold S. Wright                        Director                          March 16, 2000
------------------------------------
Harold S. Wright
