Form 10QSB
period 2000-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2000-05-11
CIK 913072

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 2000

                         Commission File Number: 0-24715
                                                --------

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

                             Yes: [X]      No: [ ]

The number of shares outstanding for the issuer's classes of common stock as of April 30, 2000 are:

              (Class)                                   (Outstanding)
     COMMON STOCK, $1.00 Par Value                        2,586,867


Transitional Small Business Disclosure Format:   Yes: [ ]     No: [X]

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB


                                                                              PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Independent Accountants' Report                                         3

         Consolidated Statements of Financial Condition at
           March 31, 2000 and December 31, 1999                                  4

         Consolidated Statements of Income for the Three Months Ended
           March 31, 2000 and 1999                                               5

         Consolidated Statements of Shareholders' Equity for the
           Three Months Ended March 31, 2000 and 1999                            6

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999                                  7

         Notes to Financial Statements                                          8-10

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            10-13

PART II  OTHER INFORMATION                                                      14

Item 1   Legal Proceedings                                                      14

Item 2   Changes in Securities and Use of Proceeds                              14

Item 3   Defaults upon Senior Securities                                        14

Item 4   Submission of Matters to a Vote of Security Holders                    14

Item 5   Other Information                                                      14

Item 6   Exhibits and Reports on Form 8-K                                       14

Signature Page                                                                  14


                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole.

Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ BERRY, DUNN, McNEIL & PARKER, LLC

Portland, Maine
May 9, 2000

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                        March 31,  December 31,
                                                                                          2000        1999
                                                                                       ---------    ---------
(in thousands, except number of shares and per share data)                            (Unaudited)
ASSETS
Cash and due from banks                                                                $   7,936    $   9,081
Interest-bearing deposits with banks                                                          34           41
                                                                                       ---------    ---------
       Total cash and cash equivalents                                                     7,970        9,122
Investment securities
   Available for sale                                                                     58,768       61,213
   To be held to maturity                                                                    160          262
Loans held for sale                                                                          383          381
Loans receivable                                                                         144,542      136,222
   Less allowance for loan losses                                                          2,385        2,274
                                                                                       ---------    ---------
       Net loans receivable                                                              142,157      133,948
Other real estate owned                                                                       50           50
Properties and equipment, net                                                              3,811        3,074
Deferred income tax benefit                                                                  683          570
Accrued income and other assets                                                            5,643        5,127
                                                                                       ---------    ---------
       Total assets                                                                    $ 219,625    $ 213,747
                                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                                                        $  28,970    $  27,639
Savings and NOW deposits                                                                  77,650       77,759
Certificates of deposit                                                                   70,087       63,180
                                                                                       ---------    ---------
       Total deposits                                                                    176,707      168,578
Securities sold under agreements to
   repurchase (term and demand)                                                           13,406       13,791
Other borrowed funds                                                                       6,319        5,278
Accrued expenses and other liabilities                                                     1,558        4,542
Mandatory convertible debentures                                                             300          300
                                                                                       ---------    ---------
       Total liabilities                                                                 198,290      192,489
                                                                                       ---------    ---------
Shareholders' equity
   Convertible cumulative preferred stock, par value $1; authorized 50,000
       shares, issued and outstanding 19,566 shares                                           20           20
   Common stock, $1 par value; 4,000,000 shares authorized, shares issued 2,661,450 and outstanding 2,586,867 in 2000 and shares issued 2,583,986 and outstanding
       2,517,739 in 1999                                                                   2,661        2,584
   Capital surplus                                                                        17,917       17,220
   Retained earnings                                                                       2,107        2,618
   Unrealized loss on securities available for sale, net of tax of $(293) and
       $(224) in 2000 and 1999, respectively                                                (567)        (435)
   Treasury stock, at cost (74,583 shares in 2000 and 66,247 shares in 1999)                (803)        (749)
                                                                                       ---------    ---------
       Total shareholders' equity                                                         21,335       21,258
                                                                                       ---------    ---------
       Total liabilities and shareholders' equity                                      $ 219,625    $ 213,747
                                                                                       =========    =========


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31,
(in thousands, except number of shares and per share data)              2000      1999
                                                                        ----      ----
Interest and dividend income
   Interest and fees on loans                                          $3,251   $2,884
   Interest on investment securities                                      824      698
   Dividends on investment securities                                      37       77
   Interest on federal funds sold and interest-
      bearing deposits                                                      4       12
                                                                        ------   ------
       Total interest and dividend income                                4,116    3,671
                                                                        ------   ------
Interest expense
   Interest on deposits                                                  1,548    1,386
   Interest on borrowed funds                                              272      148
                                                                        ------   ------
       Total interest expense                                            1,820    1,534
                                                                        ------   ------
       Net interest income                                               2,296    2,137
Provision for loan losses                                                  110       75
                                                                        ------   ------
       Net interest income after provision for
         loan losses                                                     2,186    2,062
                                                                        ------   ------
Non-interest income
   Service charges on deposit accounts                                     162      123
   Other service charges and fees                                          202      170
   Trust fees                                                              237      196
   Other                                                                   305      100
   Net gain on sale of mortgage loans                                       34      115
                                                                        ------   ------
       Total non-interest income                                           940      704
                                                                        ------   ------
Non-interest expense
   Salaries and employee benefits                                        1,300      946
   Occupancy expense                                                       175      159
   Equipment expense                                                       148      132
   Data processing                                                         145      177
   Other                                                                   532      544
                                                                        ------   ------
       Total non-interest expense                                        2,300    1,958
                                                                        ------   ------
Income before income taxes                                                 826      808
Income tax expense                                                         282      368
                                                                        ------   ------
       Net income                                                       $  544   $  440
                                                                        ======   ======

Per share data
   Basic earnings per common share                                      $  .20   $  .16
                                                                        ======   ======
   Diluted earnings per common share                                    $  .18   $  .14
                                                                        ======   ======


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                      Unrealized
                                      Convertible                                       Gain (Loss)
                                      Cumulative                                        on Securities                 Total
                                      Preferred     Common     Capital       Retained     Available   Treasury    Shareholders'
                                        Stock        Stock     Surplus       Earnings      for Sale    Stock         Equity
                                      ---------     ------     -------       --------      --------   --------    ------------
Balance at December 31, 1998             $20        $2,388     $15,527        $2,638       $   82      $  --        $20,655
Net income                                --            --          --           440           --         --            440
Change in unrealized gain (loss) on
 securities available for sale, net
 of deferred income taxes of $(47)        --            --          --            --          (92)        --            (92)
                                         ---        ------      -------        ------      ------      -----        -------
  Total comprehensive income              --            --          --           440          (92)        --            348

Treasury stock purchased (10,258
 shares at an average price of
 $11.46)                                  --            --          --            --           --       (118)          (118)
Common stock options exercised,
   91,369 shares                          --            73         172           (27)          --         58            276
5% common stock dividend declared         --           122       1,424        (1,546)          --         --             --
Common stock cash dividend declared,
   $0.03 per share                        --            --          --          (129)          --         --           (129)
Convertible cumulative preferred
   stock dividends declared, $.88
   per share                              --            --          --           (17)          --         --            (17)
                                         ---        ------      -------        ------      ------      -----        -------
Balance at March 31, 1999                $20        $2,583      $17,123       $1,359       $  (10)     $ (60)       $21,015
                                         ===        ======      =======       ======       ======      =====        =======
Balance at December 31, 1999             $20        $2,584      $17,220       $2,618       $ (435)     $(749)       $21,258
Net income                                --            --           --          544          --                        544
Change in unrealized loss on
   securities available for sale, net
   of deferred income taxes of $(69)      --            --           --           --         (132)        --           (132)
                                         ---        ------      -------       ------       ------      -----        -------
       Total comprehensive income         --            --           --          544         (132)        --            412

Treasury stock purchased (24,515 shares
   at an average price of $10.14)         --            --           --           --           --       (248)          (248)
Common stock options exercised,
      17,643 shares                       --            --           --         (106)          --        194             88
3% common stock dividend declared         --            77          697         (775)          --         --             (1)
Common stock cash dividend
  declared, $0.06 per share               --            --           --         (155)          --         --           (155)
Convertible cumulative preferred
   stock dividends declared, $0.99
   per share                              --            --           --          (19)          --         --            (19)
                                         ---        ------      -------       ------       ------      -----        -------
Balance at March 31, 2000                $20        $2,661      $17,917       $2,107       $ (567)     $(803)       $21,335
                                         ===        ======      =======       ======       ======      =====        =======


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


(in thousands)                                                                                    2000        1999
                                                                                                --------    --------
Cash flows from operating activities
   Net income                                                                                   $    544    $    440
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                                    87          73
      Amortization                                                                                    50          57
      Net amortization (accretion) on investment securities                                          (20)         49
      Deferred income taxes                                                                         (113)        (59)
      Provision for loan losses                                                                      110          75
      Provision for losses on other real estate owned                                                 --          --
      Unrealized gain on equity securities received from demutualization of insurance company       (255)         --
      Net gain on sale of mortgage loans and property and equipment                                  (34)       (144)
      Net change in:

         Loans held for sale                                                                          (2)      2,283
         Deferred loan fees, net                                                                      (4)         --
         Accrued income and other assets                                                               8         135
         Accrued expenses and other liabilities                                                       (3)        131
                                                                                                --------    --------
             Net cash provided by operating activities                                               368       3,040
                                                                                                --------    --------

Cash flows from investing activities

   Net (increase) decrease in loans made to customers                                             (6,513)      4,501
   Acquisition of premises and equipment                                                            (259)        (21)
   Proceeds from the sale of premises and equipment                                                   --         160
   Purchase of investment securities available for sale                                           (8,012)    (14,135)
   Proceeds from sales and maturities of investment securities

      Sales and maturities of available for sale securities                                        7,713      13,543
      Maturities of held to maturity securities                                                      102          99
   Proceeds from sale of other real estate owned                                                      --          92
                                                                                                --------    --------
             Net cash (used) provided by investing activities                                     (6,969)      4,239
                                                                                                --------    --------

Cash flows from financing activities

   Net decrease in demand, savings and NOW deposits                                               (2,384)     (3,396)
   Net increase (decrease) in certificates of deposit                                              4,244      (1,737)
   Net decrease in securities sold under agreements to repurchase                                   (651)        (56)
   Net increase in other borrowed funds                                                            1,041       1,589
   Cash received in branch acquisition                                                             3,534          --
   Dividends paid on convertible cumulative preferred stock and common stock                        (175)       (146)
   Purchase of treasury stock                                                                       (248)       (118)
   Proceeds from stock issuance                                                                       88         276
                                                                                                --------    --------
              Net cash provided (used) by financing activities                                     5,449      (3,588)
                                                                                                --------    --------
Net (decrease) increase in cash and cash equivalents                                              (1,152)      3,691
Cash and cash equivalents, beginning of period                                                     9,122       7,627
                                                                                                --------    --------
Cash and cash equivalents, end of period                                                        $  7,970    $ 11,318
                                                                                                ========    ========

Supplemental disclosures of cash flow information
   Cash paid for interest                                                                       $  1,744    $  1,520
   Transfers to other real estate owned                                                               --          80
   Income tax paid                                                                                     1          72


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the three month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:


(in thousands, except number of shares and per share data)            2000     1999
                                                                     -----    -----
Basic earnings per share
       Net income, as reported                                       $ 544    $ 440
       Preferred stock dividends declared                              (19)     (17)
                                                                     -----    -----
           Income available to common shareholders                   $ 525    $ 423
                                                                     =====    =====



       (in thousands, except number of shares and per share data)            2000         1999
                                                                          ----------   ----------
       Weighted-average shares outstanding                                 2,596,610    2,622,280
                                                                          ==========   ==========
       Basic earnings per share                                           $     0.20   $     0.16
                                                                          ==========   ==========

Diluted earnings per share
       Net income, as reported                                            $      544   $      440
       Interest on mandatory convertible debentures, net of tax                    5            4
                                                                          ----------   ----------
           Income available to common shareholders                        $      549   $      444
                                                                          ==========   ==========
       Weighted-average shares outstanding                                 2,596,610    2,622,280
       Effect of stock options, net of assumed treasury stock purchases      188,625      239,797
       Effect of convertible preferred stock                                 216,352      216,352
       Effect of mandatory convertible debentures                             72,114       72,114
                                                                          ----------   ----------
           Adjusted weighted-average shares outstanding                    3,073,701    3,150,543
                                                                          ==========   ==========
       Diluted earnings per share                                         $     0.18   $     0.14
                                                                          ==========   ==========



The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in 2000 and a 5% stock dividend in 1999. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the period ended March 31, 1999. This item represents a cumulative effect of accounting change, net of tax of $28,000. This write-off reduced both basic and diluted earnings per share by $.01.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for years beginning June 15, 2000. This statement sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is expected to have no impact on the Company as it has not engaged in any derivative transactions.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of March 31, 2000, and changes during the three months then ended, is presented below.


                                                                 Number       Weighted
                                                               of Shares   Exercise Price
                                                               ---------   --------------
         Outstanding at beginning of period                     433,120     $   5.28
         Exercised during the period                            (17,643)        5.14
         Forfeited during the period                               (769)        6.36
         Additional shares for which options are exercisable
            due to stock dividends                               12,450           --
                                                               --------     --------
         Outstanding at end of period                           427,158     $   5.06
                                                               ========     ========



NOTE 5 - BRANCH ACQUISITION

On February 25, 2000, the Bank completed its acquisition of a branch located in Holden, Maine. The Holden Branch had $2.1 million of loans and investments and $6.5 million of deposits and borrowings. Goodwill of $340,000 is being amortized using the straight-line method over seven years.

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

I.   COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

Total assets increased $5.9 million or 3% to $219.6 million during the first three months of 2000. The increase was the result of growth in the loan portfolio of $8.3 million or 6% (including $1.8 million of loans purchased by branch acquisition) which was offset by a decline in the investment portfolio of $2.5 million and cash and due from banks of $1.2 million. Commercial and commercial real estate loan activity accounted for $6.5 million of the net new loan growth. Consumer loans increased $732,000 or 7% since year-end due to loans generated by Maine Acceptance Corporation, a finance company established in March of 1999. Both cash and investment securities declined in balances since year-end due to the excess liquidity maintained by the Bank at December 31, 1999 for Year 2000 contingency purposes.

Total deposits increased $8.1 million or 5% to $176.7 million for the first three months of 2000. The increase is primarily the result of assuming $6.3 million of deposits from the Holden branch acquisition. Non-interest bearing checking account balances increased $1.3 million or 5% since December 31, 1999 and certificates of deposit balances increased by $6.9 million or 11% since year end. The increase in certificates of deposit is the result of higher interest rates on both the national and local level.

Accrued expenses and other liabilities decreased to $1.6 million at March 31, 2000 from $4.5 million at December 31, 1999. At year-end, the Company accrued for the purchase of $3.0 million of investment securities that settled in January 2000.

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

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.4 million at March 31, 2000 (1.65% of total loans), an increase of $111,000 over the Bank's $2.3 million allowance for loan losses at December 31, 1999.

II.  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income for the three months ended March 31, 2000 was $544,000, an increase of $104,000 or 24% from the same period in 1999. Diluted earnings per share increased 29% to $.18 per share for the first quarter of 2000 compared to $.14 per share for the first quarter of 1999.

The annualized return on average assets for the three months ended March 31, 2000 and 1999 was 1.02% and .91%, respectively. Return on average shareholders' equity on an annualized basis for the same 2000 and 1999 three month periods was 9.97% and 8.55%, respectively.

III. NET INTEREST INCOME

Net interest income is interest earned on interest-earning assets less interest incurred on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including repurchase agreements, short-term borrowings and long-term debt. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

Net interest income for the three months ended March 31, 2000 was $2.3 million, a 7% increase over the net interest income for the first three months of 1999 of $2.1 million. This increase is attributable to an increase in average earning assets (both loans and investment securities) to $200.1 million in 2000 from $185.0 million in 1999. This was accompanied by an increase in the average rate earned on interest-earning assets to 8.20% from 7.98% for the three months ended March 31, 2000 and 1999, respectively. The increase in rates is due to the Federal Reserve increasing the federal funds rate from 5.00% starting July 1999 to 6.00% in March 2000.

The average interest rate incurred on interest-bearing liabilities for the three month period in 2000 and 1999 was 4.46% and 4.14%, respectively on average interest-bearing liabilities of $164.0 million in 2000 and $150.2 million in 1999. Despite the increase in general interest rates, the Company's net interest margin decreased to 4.54% for the three months ended March 31, 2000 compared to 4.61% for the same period in 1999. The decline in the net interest margin is the result of deposits repricing faster than loans in a higher interest rate environment. Management currently anticipates a future decline in the net interest margin due to industry-wide pricing pressure on loans and deposits.

IV.  NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2000 and 1999 totaled $940,000 and $704,000, respectively, an increase of $236,000 or 34%. Other non-interest income for 2000 includes a one-time gain of $256,000 resulting from the demutualization of an insurance company for which the Company, as a policyholder, received common stock. The Company continues to experience growth in fee income categories. Comparing March 31, 2000 to March 31, 1999, service fees on deposit accounts increased 32%, trust fees grew 21% and merchant processing fees were up 37%. The mortgage servicing portfolio increased to $66.9 million at March 31, 2000, an increase of $4.4 million since March 31, 1999. Trust fees have increased due to growth of trust assets under management to $207.3 million at March 31, 2000 compared with trust assets of $189.5 million at March 31, 1999.

Gains on the sale of mortgage loans decreased to $34,000 for the first quarter of 2000 compared to $115,000 for 1999 due to the decline in mortgage refinancing activity resulting from higher interest rates in 2000. In 1999, a $29,000 gain was realized from the sale of a facility formerly the Union Street branch office.

V.   NON-INTEREST EXPENSE

Non-interest expense was $2.3 million for the period ended March 31, 2000 as compared to $2.0 million in 1999. The $342,000, or 17%, increase was due to an increase in salaries and employee benefits of $354,000. Personnel costs in 2000 increased 12% when excluding a non-recurring charge of $238,000 resulting from restructuring and amending the Company's supplemental executive retirement plan. Salaries and employee benefits have also increased for the first quarter of 2000 compared to 1999 due to normal annual salary increases, new staffing needs for the finance company, two new convenience store branches, the newly acquired Holden branch and additional staffing required for the data processing system conversion.

VI.  YEAR 2000

Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the year 2000 problem. Although the Company has not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any year 2000 problems that may arise in the future.

Direct costs of $18,000 (excluding employee hours) are included in non-interest expense for the three months ended March 31, 1999. The Company does not anticipate any year 2000 expenditures during 2000.

VII. CAPITAL

A 3% common stock dividend was distributed on February 28, 2000. Cash dividends per share declared on common stock were $.06 for the first quarter of 2000.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2000, of 14.91% and 16.38%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1999 were 15.96% and 17.44%.

On April 28, 2000, the Board of Directors approved its second stock repurchase program authorizing the Company to repurchase up to 129,416 shares of the Company's common stock. The second repurchase program will commence upon completion of the Company's existing stock repurchase program, under which the Company has repurchased 104,758 shares of the 126,000 shares authorized under such program. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan.

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


                                  MERRILL MERCHANTS BANCSHARES, INC.


Date:   5/12/00                   By: /s/ Edwin N. Clift
     -----------------               -------------------------------------
                                     Edwin N. Clift
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:   5/12/00                   By: /s/ Deborah A. Jordan
     -----------------               -------------------------------------
                                     Deborah A. Jordan
                                     Senior Vice President and
                                     Treasurer (Principal Financial
                                     and Accounting Officer)