Form 10QSB
period 2000-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2000-08-09
CIK 913072

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the Quarterly period ended June 30, 2000

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

                               Yes: /X/ No: / /

The number of shares outstanding for the issuer's classes of common stock as of July 31, 2000 are:

                  (Class)                             (Outstanding)
         COMMON STOCK, $1.00 Par Value                 2,603,633


Transitional Small Business Disclosure Format:       Yes: /  /      No: / X /

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB

                                                                                       PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Independent Accountants' Report                                                   3

         Consolidated Statements of Financial Condition at
                  June 30, 2000 and December 31, 1999                                      4

         Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 2000 and June 30, 1999                             5

         Consolidated Statements of Shareholders' Equity for the
                  Six Months Ended June 30, 2000 and June 30, 1999                         6

         Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and June 30, 1999                             7

         Notes to Financial Statements                                                     8 - 10

Item 2   Management's Discussion and Analysis of Condition
                  and Results of Operations                                                10 - 14

PART II   OTHER INFORMATION                                                                14

Item 1   Legal Proceedings                                                                 14

Item 2   Changes in Securities and Use of Proceeds                                         14

Item 3   Defaults upon Senior Securities                                                   14

Item 4   Submission of Matters to a Vote of Security Holders                               14

Item 5   Other Information                                                                 14

Item 6   Exhibits and Reports on Form 8-K                                                  14

Signature Page                                                                             15

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of June 30, 2000, and for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


/s/ BERRY, DUNN, McNEIL & PARKER, LLC

Portland, Maine
August 8, 2000

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           June 30,       December 31,
                                                                                             2000            1999
                                                                                             ----            ----
(in thousands, except number of shares and per share data)                               (Unaudited)
ASSETS
Cash and due from banks                                                                   $   8,973        $   9,081
Interest-bearing deposits with banks                                                             34               41
Federal funds sold                                                                            5,000             --
                                                                                          ---------        ---------
       Total cash and cash equivalents                                                       14,007            9,122
Investment securities
   Available for sale                                                                        54,405           61,213
   To be held to maturity                                                                        65              262
Loans held for sale                                                                              92              381
Loans receivable                                                                            154,121          136,222
   Less allowance for loan losses                                                             2,475            2,274
                                                                                          ---------        ---------
       Net loans receivable                                                                 151,646          133,948
Other real estate owned                                                                          90               50
Properties and equipment, net                                                                 3,795            3,074
Deferred income tax benefit                                                                     804              570
Accrued income and other assets                                                               6,224            5,127
                                                                                          ---------        ---------
       Total assets                                                                       $ 231,128        $ 213,747
                                                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits                                                                           $  29,035        $  27,639
Savings and NOW deposits                                                                     82,031           77,759
Certificates of deposit                                                                      77,165           63,180
                                                                                          ---------        ---------
       Total deposits                                                                       188,231          168,578
Securities sold under agreements to
   repurchase (term and demand)                                                               9,893           13,791
Other borrowed funds                                                                          8,709            5,278
Accrued expenses and other liabilities                                                        2,123            4,542
Mandatory convertible debentures                                                                300              300
                                                                                          ---------        ---------
       Total liabilities                                                                    209,256          192,489
                                                                                          ---------        ---------
Shareholders' equity

   Convertible cumulative preferred stock, par value $1; authorized 50,000
       shares, issued and outstanding 19,566 shares                                              20               20
   Common stock, par value $1; authorized 4,000,000 shares, issued 2,661,450 shares and outstanding 2,592,284 shares in 2000 and issued 2,583,986 shares and
       outstanding 2,517,739 shares in 1999                                                   2,661            2,584
   Capital surplus                                                                           17,917           17,220
   Retained earnings                                                                          2,527            2,618
   Unrealized loss on securities available for sale, net of tax of $(267) and
       $(224) in 2000 and 1999, respectively                                                   (518)            (435)
   Treasury stock, at cost (69,166 shares in 2000 and 66,247 shares in 1999)                   (735)            (749)
                                                                                          ---------        ---------
       Total shareholders' equity                                                            21,872           21,258
                                                                                          ---------        ---------
       Total liabilities and shareholders' equity                                         $ 231,128        $ 213,747
                                                                                          =========        =========

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
(in thousands, except number of shares and per share data)        2000         1999         2000         1999
                                                                 ------       ------       ------       ------
Interest and dividend income

   Interest and fees on loans                                    $3,600       $2,913       $6,851       $5,797
   Interest on investment securities                                780          697        1,604        1,395
   Dividends on investment securities                                30           82           67          159
   Interest on federal funds sold and interest-
      bearing deposits                                               49           19           53           31
                                                                 ------       ------       ------       ------
       Total interest and dividend income                         4,459        3,711        8,575        7,382
                                                                 ------       ------       ------       ------
Interest expense

   Interest on deposits                                           1,763        1,355        3,311        2,741
   Interest on borrowed funds                                       229          182          501          330
                                                                 ------       ------       ------       ------
       Total interest expense                                     1,992        1,537        3,812        3,071
                                                                 ------       ------       ------       ------
       Net interest income                                        2,467        2,174        4,763        4,311
Provision for loan losses                                           103           86          213          161
                                                                 ------       ------       ------       ------
       Net interest income after provision for
         loan losses                                              2,364        2,088        4,550        4,150
                                                                 ------       ------       ------       ------
Non-interest income

   Service charges on deposit accounts                              166          154          328          277
   Other service charges and fees                                   186          151          388          321
   Trust fees                                                       262          210          499          406
   Other                                                             95           96          400          196
   Net gain on sale of mortgage loans                                43           23           77          138
                                                                 ------       ------       ------       ------
       Total non-interest income                                    752          634        1,692        1,338
                                                                 ------       ------       ------       ------
Non-interest expense

   Salaries and employee benefits                                 1,100        1,006        2,400        1,952
   Occupancy expense                                                167          154          342          313
   Equipment expense                                                154          120          302          252
   Data processing                                                  107          178          252          355
   Other                                                            590          444        1,122          988
                                                                 ------       ------       ------       ------
       Total non-interest expense                                 2,118        1,902        4,418        3,860
                                                                 ------       ------       ------       ------
Income before income taxes                                          998          820        1,824        1,628
Income tax expense                                                  339          239          621          607
                                                                 ------       ------       ------       ------
       Net income                                                $  659       $  581       $1,203       $1,021
                                                                 ======       ======       ======       ======
Per share data

   Basic earnings per common share                               $  .25       $  .21       $  .45       $  .37
                                                                 ======       ======       ======       ======
   Diluted earnings per common share                             $  .22       $  .18       $  .40       $  .33
                                                                 ======       ======       ======       ======

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                                       Unrealized
                                   Convertible                                         Gain (Loss)
                                   Cumulative                                         on Securities                 Total
                                    Preferred     Common      Capital      Retained     Available    Treasury   Shareholders'
                                      Stock       Stock       Surplus      Earnings      for Sale     Stock        Equity
                                   -----------    ------      -------      --------   -------------  --------   -------------

Balance at December 31, 1998               $     20    $  2,388    $ 15,527    $  2,638     $     82     $     --     $ 20,655
Net income -                                     --          --          --       1,021           --           --        1,021
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $(135)            --          --          --          --         (262)          --         (262)
                                           --------    --------    --------    --------     --------     --------     --------
       Total comprehensive income                --          --          --       1,021         (262)          --          759

Treasury stock purchased (14,100 shares
   at an average price of $11.70)                --          --          --          --           --         (165)        (165)
Common stock options exercised,
   84,880 shares                                 --          73         172         (71)          --          105          279
5% common stock dividend declared                --         122       1,424      (1,546)          --           --           --
Common stock cash dividend declared,
   $0.10 per share                               --          --          --        (258)          --           --         (258)
Convertible cumulative preferred
   stock dividends declared, $1.77
   per share                                     --          --          --         (35)          --           --          (35)
                                           --------    --------    --------    --------     --------     --------     --------

Balance at June 30, 1999                   $     20    $  2,583    $ 17,123    $  1,749     $   (180)    $    (60)    $ 21,235
                                           ========    ========    ========    ========     ========     ========     ========


Balance at December 31, 1999               $     20    $  2,584    $ 17,220    $  2,618     $   (435)    $   (749)    $ 21,258
Net income -                                     --          --          --       1,203          --                      1,203
Change in unrealized gain (loss) on
   securities available for sale, net
   of deferred income taxes of $(43)             --          --          --          --          (83)          --          (83)
                                           --------    --------    --------    --------     --------     --------     --------
       Total comprehensive income                --          --          --       1,203          (83)          --        1,120

Treasury stock purchased (30,015 shares
   at an average price of $10.02)                --          --          --          --           --         (301)        (301)
Common stock options exercised,
     27,260 shares                               --          --          --        (169)          --          315          146
3% common stock dividend declared                --          77         697        (775)          --           --           (1)
Common stock cash dividend
  declared, $0.12 per share                      --          --          --        (310)          --           --         (310)
Convertible cumulative preferred
   stock dividends declared, $2.05
   per share                                     --          --          --         (40)          --           --          (40)
                                           --------    --------    --------    --------     --------     --------     --------

Balance at June 30, 2000                   $     20    $  2,661    $ 17,917    $  2,527     $   (518)    $   (735)    $ 21,872
                                           ========    ========    ========    ========     ========     ========     ========


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(in thousands)                                                                              2000            1999
                                                                                          --------        --------
Cash flows from operating activities
   Net income                                                                             $  1,203        $  1,021
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                             202             144
      Amortization                                                                             142             101
      Net amortization (accretion) on investment securities                                     (1)            145
      Deferred income taxes                                                                   (234)           (175)
      Provision for loan losses                                                                213             161
      Gain on equity securities received from demutualization of insurance Company            (297)           --
      Net gain on sale of mortgage loans and property and equipment                           (111)           (159)
      Net change in:
         Loans held for sale                                                                   289            (287)
         Deferred loan fees, net                                                                (3)             (1)
         Accrued income and other assets                                                      (123)            (83)
         Accrued expenses and other liabilities                                                562             (97)
                                                                                          --------        --------
             Net cash provided by operating activities                                       1,842             770
                                                                                          --------        --------
Cash flows from investing activities
   Net loans made to customers                                                             (16,008)         (1,850)
   Acquisition of premises and equipment and computer software                              (1,004)            (49)
   Proceeds from the sale of premises and equipment                                             20             152
   Purchase of investment securities available for sale                                    (15,542)        (26,260)
   Proceeds from sales and maturities of investment securities
      Sales and maturities of available for sale securities                                 19,701          23,718
      Maturities of held to maturity securities                                                197             199
   Proceeds from sale of other real estate owned                                              --                92
                                                                                          --------        --------
             Net cash used by investing activities                                         (12,636)         (3,998)
                                                                                          --------        --------
Cash flows from financing activities

   Net increase (decrease) in demand, savings and NOW deposits                               2,062          (3,025)
   Net increase (decrease) in certificates of deposit                                       11,322          (2,392)
   Net (decrease) increase in securities sold under agreement to repurchase                 (4,164)          1,952
   Net increase in other borrowed funds                                                      2,490           7,644
   Long term advances from the Federal Home Loan Bank                                        1,000           1,000
   Payments on long term advances                                                              (59)           (132)
   Cash received in branch acquisition                                                       3,534            --
   Dividends paid on convertible cumulative preferred stock and common stock                  (351)           (293)
   Purchase of treasury stock                                                                 (301)           (165)
   Proceeds from stock issuance                                                                146             279
                                                                                          --------        --------
              Net cash provided by financing activities                                     15,679           4,868
                                                                                          --------        --------
Net increase in cash and cash equivalents                                                    4,885           1,640
Cash and cash equivalents, beginning of period                                               9,122           7,627
                                                                                          --------        --------
Cash and cash equivalents, end of period                                                  $ 14,007        $  9,267
                                                                                          ========        ========

Supplemental disclosures of cash flow information

   Cash paid for interest                                                                 $  3,631        $  4,287
   Transfers to other real estate owned                                                         40              80
   Income tax paid                                                                             585             668


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2000 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30:

(in thousands, except for number of shares and per-share data)                   2000               1999
                                                                              -----------        -----------
Basic earnings per share
       Net income, as reported                                                $     1,203        $     1,021
       Preferred stock dividends declared                                             (40)               (35)
                                                                              -----------        -----------
           Income available to common shareholders                            $     1,163        $       986
                                                                              ===========        ===========


                                                                                  2000               1999
                                                                              -----------        -----------
       Weighted-average shares outstanding                                      2,591,239          2,638,436
                                                                              ===========        ===========
       Basic earnings per share                                               $      0.45        $      0.37
                                                                              ===========        ===========

Diluted earnings per share

       Net income, as reported                                                $     1,203        $     1,021
       Interest on mandatory convertible debentures, net of tax                        10                  8
                                                                              -----------        -----------
           Income available to common shareholders                            $     1,213        $     1,029
                                                                              ===========        ===========
       Weighted-average shares outstanding                                      2,591,239          2,638,436
       Effect of stock options, net of assumed treasury stock purchases           190,130            237,514
       Effect of convertible preferred stock                                      216,352            216,352
       Effect of mandatory convertible debentures                                  72,114             72,114
                                                                              -----------        -----------
           Adjusted weighted-average shares outstanding                         3,069,835          3,164,416
                                                                              ===========        ===========
       Diluted earnings per share                                             $      0.40        $      0.33
                                                                              ===========        ===========

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% and 5% stock dividend in 2000 and 1999, respectively. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the six month period ended June 30, 1999. This item represents a cumulative effect of accounting change, net of tax of $28,000. This write-off reduced both basic and diluted earnings per share by $.01.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are effective for years beginning after June 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements are expected to have no impact on the Company as it has not engaged in any derivative transactions.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of June 30, 2000, and changes during the six months then ended, is presented below.

                                                                    Number         Weighted
                                                                   of Shares    Exercise Price
                                                                   ---------    --------------
         Outstanding at beginning of period                         433,120        $   5.28
         Granted during the period                                   24,500            8.75
         Exercised during the period                                (27,260)           4.99
         Forfeited during the period                                 (2,499)           7.32
         Additional shares for which options are exercisable
            due to stock dividends                                   12,450              --
                                                                   --------        --------
         Outstanding at end of period                               440,311        $   5.42
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

I.   COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

Total assets increased $17.4 million or 8% to $231.1 million during the first half of 2000. The increase was the result of growth in the loan portfolio of $17.7 million or 13% (including $1.8 million of loans purchased by branch acquisition). Strong loan demand spurred the commercial loan portfolio to a 39% growth rate or an increase of $11.5 million. Consumer loans increased $2.3 million or 22% since year-end. Investment securities decreased $7.0 million since year-end while federal funds sold increased $5.0 million. Excess cash flows are funding the Company's loan growth.

Total deposits increased $19.7 million or 12% to $188.2 million for the first six months of 2000. The increase is due to several factors including the acquisition of a branch resulting in assuming $6.3 million of deposits. As the result of higher interest rates on both the national and local level, the Company has experienced an increase in certificates of deposit balances of $14.0 million or 22%. In addition, money market accounts increased $9.8 million or 93% due to the success of a new money market product that is indexed to the U.S. Treasury Bill rate. Customers have shifted lower yielding savings account balances to either certificates of deposit or money market accounts thus resulting in a decrease in savings balances of $5.1 million since year end.

Securities sold under agreement to repurchase decreased $3.9 million since year end while other borrowed funds increased $3.4 million to compensate for the decrease in repurchase agreements. The decrease in accrued expenses and other liabilities relates to the accrual of $3.0 million of investment securities that were purchased in 1999 and settled in 2000.

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

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Bank's allowance for loan losses amounted to $2.5 million at June 30, 2000 (1.60% of total loans), an increase of $201,000 over the Bank's $2.3 million allowance for loan losses at December 31, 1999.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income for the six months ended June 30, 2000 was $1.2 million, an increase of $182,000 or 18% from the same period in 1999. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and a 27% increase in non-interest income. Net income for the second quarter of 2000 increased $78,000 or 13% to $659,000 compared with the second quarter of 1999.

Diluted earnings per share increased 21% to $.40 per share for the first six months of 2000 compared to $.33 per share for the first half of 1999.

The annualized return on average assets for the six months ended June 30, 2000 and 1999 was 1.11% and 1.04%, respectively and for the second quarter of 2000 and 1999 was 1.19% and 1.17%, respectively. Return on average shareholders' equity on an annualized basis for the first half of 2000 and 1999 was 10.98% and 9.79%, respectively.

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

Net interest income for the six months ended June 30, 2000 was $4.8 million, an 11% increase over the net interest income for the first six months of 1999 of $4.3 million. This increase is attributable to an increase in average loans to $145.6 million in 2000 from $127.1 million in 1999. This was accompanied by an increase in the average rate earned on interest-earning assets to 8.36% from 7.95% for the six months ended June 30, 2000 and 1999, respectively. The increase in rates is due to the Federal Reserve increasing the federal funds rate from 5.00% starting in July 1999 to 6.50% in May 2000.

The average interest rate incurred on interest-bearing liabilities for the six month period in 2000 and 1999 was 4.56% and 4.11%, respectively on average interest-bearing liabilities of $168.2 million in 2000 and $150.8 million in 1999. Despite the volatility in general interest rates, the Company's net interest margin remained constant at 4.61% for the six months ended June 30, 2000 compared to 4.62% for the same period in 1999. Management currently anticipates a future decline in the net interest margin due to industry-wide pricing pressure on loans and deposits.

The yield on average earning assets for the three month periods ended June 30, 2000 and June 30, 1999 were 8.52%, and 7.92%, respectively, and the average interest rate incurred on interest-bearing liabilities was 4.66% and 4.07%, respectively. The net interest margin increased to 4.68% for the second quarter of 2000 as compared with 4.62% for the second quarter of 1999. The increase in interest rates and the net interest margin between the two periods are the result of rising interest rates on the national level.

IV. NON-INTEREST INCOME

Non-interest income was $1.7 million for the six months ended June 30, 2000, an increase of $354,000 or 26% over the same period last year. Other fee income for 2000 includes a one-time gain of $297,000 resulting from the demutualization of an insurance Company for which the Company received common stock. The Company continues to experience growth in fee income categories. Comparing June 30, 2000 to June 30, 1999, service fees on deposit accounts increased 18%, trust fees grew 23% and merchant processing fees were up 36%. Trust fees have increased due to growth of trust assets under management to $205.9 million at June 30, 2000 compared with trust assets of $161.7 million at June 30, 1999.

Gains on the sale of mortgage loans decreased to $77,000 for the first six months of 2000 compared to $138,000 for the same period in 1999 due to the decline in mortgage refinancing activity resulting from higher interest rates in 2000.

Non-interest income for the second quarter of 2000 was $752,000 compared with $634,000 for the same period in 1999, representing an increase of $118,000 or 19%. Trust fees accounted for $52,000 of the increase.

V. NON-INTEREST EXPENSE

Year-to-date non-interest expense was $4.4 million compared to $3.9 million for the first six months of 1999. The $558,000, or 14%, increase was due to an increase in salaries and employee benefits of $448,000. Personnel costs in 2000 increased 11% when excluding a non-recurring charge of $238,000 resulting from restructuring and amending the Company's supplemental executive retirement plan. Salaries and employee benefits have also increased for 2000 compared to 1999 due to normal annual salary increases, new staffing needs for the two new convenience store branches, the newly acquired Holden branch and additional staffing required for the data processing system conversion.

Non-interest expense for the second quarter of 2000 was $2.1 million, an increase of $216,000 or 11% compared with the same period in 1999. Increase in other non-interest expense of $146,000 and salaries and employee benefits of $94,000 accounted for the overall increase.

VI. CAPITAL

A 3% common stock dividend was distributed on February 28, 2000. Cash dividends per share declared on common stock were $.06 for the first quarter and second quarter of 2000.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at June 30, 2000, of 14.18% and 15.43%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1999 were 15.96% and 17.44%.

On April 28, 2000, the Board of Directors approved its second stock repurchase program authorizing the Company to repurchase up to 129,416 shares of the Company's common stock. The second repurchase program will commence upon completion of the Company's existing stock repurchase program, under which the Company has repurchased 111,737 shares of the 126,000 shares authorized under such program. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan.

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

                       MERRILL MERCHANTS BANCSHARES, INC.

Date:    8/10/00                     By: /s/ Edwin N. Clift
----------------------------                 -----------------------------
                                             Edwin N. Clift
                                             President and Chief Executive
                                              Officer
                                             (Principal Executive Officer)

Date:    8/10/00                     By: /s/ Deborah A. Jordan
----------------------------                 -----------------------------
                                             Deborah A. Jordan
                                             Executive Vice President and
                                             Treasurer (Principal Financial
                                               and Accounting Officer)