Form 10QSB
period 2000-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2000-11-13
CIK 913072

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly period ended September 30, 2000

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

                                      Yes: [ X ] No: [ ]

The number of shares outstanding for the issuer's classes of common stock as of October 31, 2000 are:

          (Class)                                                 (Outstanding)
COMMON STOCK, $1.00 Par Value                                       2,596,396


Transitional Small Business Disclosure Format:  Yes: [   ]      No: [ X ]

                       MERRILL MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-QSB



PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Independent Accountants' Report                                  3

         Consolidated Statements of Financial Condition at
             September 30, 2000 and December 31, 1999                     4

         Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2000 and September 30, 1999       5

         Consolidated Statements of Shareholders' Equity for the
             Nine Months Ended September 30, 2000 and September 30, 1999  6

         Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2000 and September 30, 1999       7

         Notes to Financial Statements                                    8-10

Item 2   Management's Discussion and Analysis of Condition
             and Results of Operations                                    11-14

PART II   OTHER INFORMATION                                               14

Item 1   Legal Proceedings                                                14

Item 2   Changes in Securities and Use of Proceeds                        14

Item 3   Defaults upon Senior Securities                                  14

Item 4   Submission of Matters to a Vote of Security Holders              14

Item 5   Other Information                                                14

Item 6   Exhibits and Reports on Form 8-K                                 14

Signature Page                                                            15

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of September 30, 2000, and for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
November 9, 2000

               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                    September 30,      December 31,
                                                                                         2000              1999
                                                                                    -------------      ------------
(in thousands, except number of shares and per share data)                           (Unaudited)
ASSETS
Cash and due from banks                                                                 $   7,485         $   9,081
Interest-bearing deposits with banks                                                           58                41
Federal funds sold                                                                          2,800                -
                                                                                        ---------         ---------
       Total cash and cash equivalents                                                     10,343             9,122
Investment securities

   Available for sale                                                                      55,378            61,213
   To be held to maturity                                                                       -               262
Loans held for sale                                                                            85               381
Loans receivable                                                                          162,347           136,222
   Less allowance for loan losses                                                           2,571             2,274
                                                                                        ---------         ---------
       Net loans receivable                                                               159,776           133,948
Other real estate owned                                                                        90                50
Properties and equipment, net                                                               3,705             3,074
Deferred income tax benefit                                                                   748               570
Accrued income and other assets                                                             6,433             5,127
                                                                                        ---------         ---------
       Total assets                                                                     $ 236,558         $ 213,747
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits                                                                         $  30,794         $  27,639
Savings and NOW deposits                                                                   82,407            77,759
Certificates of deposit                                                                    77,070            63,180
                                                                                        ---------         ---------
       Total deposits                                                                     190,271           168,578
Securities sold under agreements to
   repurchase (term and demand)                                                            14,840            13,791
Other borrowed funds                                                                        6,568             5,278
Accrued expenses and other liabilities                                                      2,083             4,542
Mandatory convertible debentures                                                              300               300
                                                                                        ---------         ---------
       Total liabilities                                                                  214,062           192,489
                                                                                        ---------         ---------
Shareholders' equity

   Convertible cumulative preferred stock, par value $1; authorized
       50,000 shares, issued and outstanding 19,566 shares                                     20                20
   Common stock, par value $1; authorized 4,000,000 shares, issued
       2,661,450 shares and outstanding 2,592,916 shares in 2000
       and issued 2,583,986 shares and outstanding 2,517,739
       shares in 1999                                                                       2,661             2,584
   Capital surplus                                                                         17,918            17,220
   Retained earnings                                                                        2,948             2,618
   Unrealized loss on securities available for sale, net of
       tax of $(166) and $(224) in 2000 and 1999, respectively                               (324)             (435)
   Treasury stock, at cost (68,534 shares in 2000 and 66,247 shares in 1999)                 (727)             (749)
                                                                                        ---------         ---------
       Total shareholders' equity                                                          22,496            21,258
                                                                                        ---------         ---------
       Total liabilities and shareholders' equity                                       $ 236,558         $ 213,747
                                                                                        =========         =========



               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,           September 30,
(in thousands, except number of shares and per share data)               2000       1999           2000      1999
                                                                         ----       ----           ----      ----
Interest and dividend income
   Interest and fees on loans                                          $ 3,867    $ 3,096         $10,718   $ 8,893
   Interest on investment securities                                       803        686           2,407     2,081
   Dividends on investment securities                                       23         67              90       226
   Interest on federal funds sold and interest-
      bearing deposits                                                      23         22              76        53
                                                                       -------    -------         -------   -------
       Total interest and dividend income                                4,716      3,871          13,291    11,253
                                                                       -------    -------         -------   -------
Interest expense
   Interest on deposits                                                  1,902      1,400           5,213     4,141
   Interest on borrowed funds                                              227        200             728       530
                                                                       -------    -------         -------   -------
       Total interest expense                                            2,129      1,600           5,941     4,671
                                                                       -------    -------         -------   -------
       Net interest income                                               2,587      2,271           7,350     6,582
Provision for loan losses                                                  105         88             318       249
                                                                       -------    -------         -------   -------
       Net interest income after provision for
         loan losses                                                     2,482      2,183           7,032     6,333
                                                                       -------    -------         -------   -------
Non-interest income
   Service charges on deposit accounts                                     167        151             495       428
   Other service charges and fees                                          209        177             597       498
   Trust fees                                                              238        203             737       609
   Other                                                                    59         57             459       253
   Net gain on sale of mortgage loans                                       47         24             124       162
                                                                       -------    -------         -------   -------
       Total non-interest income                                           720        612           2,412     1,950
                                                                       -------    -------         -------   -------
Non-interest expense
   Salaries and employee benefits                                        1,128        985           3,528     2,937
   Occupancy expense                                                       176        151             518       464
   Equipment expense                                                       171        114             473       366
   Data processing                                                         132        186             384       541
   Other                                                                   555        455           1,677     1,443
                                                                       -------    -------         -------   -------
       Total non-interest expense                                        2,162      1,891           6,580     5,751
                                                                       -------    -------         -------   -------
Income before income taxes                                               1,040        904           2,864     2,532
Income tax expense                                                         338        268             959       875
                                                                       -------    -------         -------   -------
       Net income                                                      $   702    $   636         $ 1,905   $ 1,657
                                                                       =======    =======         =======   =======

Per share data
   Basic earnings per common share                                     $   .26    $   .23         $   .71   $   .61
                                                                       =======    =======         =======   =======
   Diluted earnings per common share                                   $   .23    $   .20         $   .63   $   .53
                                                                       =======    =======         =======   =======


               MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                                                                        UNREALIZED
                                           CONVERTIBLE                                  GAIN (LOSS)               TOTAL
                                           CUMULATIVE                                  ON SECURITIES              SHARE-
                                            PREFERRED    COMMON    CAPITAL    RETAINED  AVAILABLE     TREASURY   HOLDERS'
                                              STOCK      STOCK     SURPLUS    EARNINGS   FOR SALE      STOCK      EQUITY
                                            --------   --------   --------   --------    --------    --------    --------
  Balance at December 31, 1998              $     20   $  2,388   $ 15,527   $  2,638    $     82    $   --      $ 20,655
  Net income                                    --         --         --        1,657        --          --         1,657
  Change in unrealized gain (loss) on
     securities available for sale, net
     of deferred income taxes of $(178)         --         --         --         --          (346)       --          (346)
                                            --------   --------   --------   --------    --------    --------    --------
         Total comprehensive income             --         --         --        1,657        (346)       --         1,311
  Treasury stock purchased (14,100 shares
     at an average price of $11.70)             --         --         --         --          --          (165)       (165)
  Common stock options exercised,
     90,985 shares                              --           73        172        (81)       --           112         276
  5% common stock dividend declared             --          122      1,424     (1,546)       --          --          --
  Common stock cash dividend declared,
     $0.15 per share                            --         --         --         (387)       --          --          (387)
  Convertible cumulative preferred
     stock dividends declared, $2.61
     per share                                  --         --         --          (53)       --          --           (53)
                                            --------   --------   --------   --------    --------    --------    --------
  Balance at September 30, 1999             $     20   $  2,583   $ 17,123   $  2,228    $   (264)   $    (53)   $ 21,637
                                            ========   ========   ========   ========    ========    ========    ========
  Balance at December 31, 1999              $     20   $  2,584   $ 17,220   $  2,618    $   (435)   $   (749)   $ 21,258
  Net income                                   --         --          --        1,905        --          --         1,905
  Change in unrealized loss on
     securities available for sale, net
     of deferred income taxes of $58            --         --         --         --           111        --           111
                                            --------   --------   --------   --------    --------    --------    --------
         Total comprehensive income             --         --         --        1,905         111        --         2,016
  Treasury stock purchased (42,592 shares
     at an average price of $10.19)             --         --         --         --          --          (434)       (434)
  Common stock options exercised,
       40,469 shares                            --         --         --         (272)       --           456         184
  3% common stock dividend declared             --           77        698       (775)       --          --          --
  Common stock cash dividend
    declared,$0.18 per share                    --         --         --         (466)       --          --
                                                                                                                     (466)
  Convertible cumulative preferred
     stock dividends declared, $3.15
     per share                                  --         --         --          (62)       --          --           (62)
                                            --------   --------   --------   --------    --------    --------    --------
  Balance at September 30, 2000             $     20   $  2,661   $ 17,918   $  2,948    $   (324)   $   (727)   $ 22,496
                                            ========   ========   ========   ========    ========    ========    ========


              MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


(in thousands)                                                                              2000              1999
                                                                                            ----              ----
Cash flows from operating activities
   Net income                                                                             $ 1,905           $ 1,657
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                            315               220
      Amortization                                                                            250               125
      Net amortization (accretion) on investment securities                                    36               195
      Deferred income taxes                                                                  (178)             (227)
      Provision for loan losses                                                               318               249
      Gain on equity securities received from demutualization of insurance company           (297)                -
      Net gain on sale of mortgage loans and property and equipment                          (142)             (183)
      Net change in:
         Loans held for sale                                                                  296             2,695
         Deferred loan fees, net                                                               (3)               (2)
Accrued income and other assets                                                              (461)              (14)
         Accrued expenses and other liabilities                                               522               (64)
                                                                                         --------         ---------
             Net cash provided by operating activities                                      2,561             4,651
                                                                                         --------         ---------
Cash flows from investing activities
   Net loans made to customers                                                            (24,234)           (5,911)
   Acquisition of premises and equipment and computer software                             (1,086)             (220)
   Proceeds from the sale of premises and equipment                                            20               152
   Purchase of investment securities available for sale                                   (20,894)          (32,117)
   Proceeds from sales and maturities of investment securities
      Sales and maturities of available for sale securities                                24,339            33,454
      Maturities of held to maturity securities                                               262               302
   Proceeds from sale of other real estate owned                                                -                92
                                                                                         --------         ---------
             Net cash used by investing activities                                        (21,593)          ( 4,248)
                                                                                         --------         ---------
Cash flows from financing activities
   Net increase (decrease) in demand, savings and NOW deposits                              4,197            (1,623)
   Net increase in certificates of deposit                                                 11,227             1,182
   Net increase in securities sold under agreement to repurchase                              783             2,074
   Net increase in other borrowed funds                                                       458             5,575
   Long term advances from the Federal Home Loan Bank                                       1,000             1,000
   Payments on long term advances                                                            (168)             (200)
   Cash received in branch acquisition                                                      3,534                 -
   Dividends paid on convertible cumulative preferred stock and common stock                 (528)             (440)
   Purchase of treasury stock                                                                (434)             (165)
   Proceeds from stock issuance                                                               184               277
                                                                                         --------         ---------
              Net cash provided by financing activities                                    20,253             7,680
                                                                                         --------         ---------
Net increase in cash and cash equivalents                                                   1,221             8,083
Cash and cash equivalents, beginning of period                                              9,122             7,627
                                                                                         --------         ---------
Cash and cash equivalents, end of period                                                  $10,343           $15,710
                                                                                         ========         =========
Supplemental disclosures of cash flow information
   Cash paid for interest                                                                 $ 5,725           $ 4,648
   Transfers to other real estate owned                                                        40               130
   Income tax paid                                                                          1,093               956


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. is a one-bank holding company that owns all of the common stock of Merrill Merchants Bank (the Bank) and Maine Acceptance Corporation (the finance company). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2000 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:


                                                       Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,

                                                         2000          1999              2000         1999
                                                         ----          ----              ----         ----
(in thousands, except for number of shares and per-share data)
Basic earnings per share

   Net income, as reported                             $      702      $       636    $    1,905    $     1,657
   Preferred stock dividends declared                         (21)             (18)          (62)           (53)
                                                       ----------      -----------    ----------    -----------
       Income available to common shareholders         $      681      $       618    $    1,843    $     1,604
                                                       ==========      ===========    ==========    ===========
   Weighted-average shares outstanding                  2,595,871        2,655,364     2,592,795      2,644,141
                                                       ==========      ===========    ==========    ===========
   Basic earnings per share                            $     0.26      $      0.23    $     0.71    $      0.61
                                                       ==========      ===========    ==========    ===========

Diluted earnings per share

   Net income, as reported                             $      702      $       636    $    1,905    $     1,657
   Interest on mandatory convertible debentures,
           net of tax                                           5                5            15             13
                                                       ----------      -----------    ----------    -----------
       Income available to common shareholders         $      707      $       641    $    1,920    $     1,670
                                                       ==========      ===========    ==========    ===========
   Weighted-average shares outstanding                  2,595,871        2,655,364     2,592,795      2,644,141
   Effect of stock options, net of assumed treasury
           stock purchases                                196,907          233,018       184,255        235,318
   Effect of convertible preferred stock                  216,352          216,352       216,352        216,352
   Effect of mandatory convertible debentures              72,114           72,114        72,114         72,114
                                                       ----------      -----------    ----------    -----------
       Adjusted weighted-average shares outstanding     3,081,244        3,176,848     3,065,516      3,167,925
                                                       ==========      ===========    ==========    ===========
   Diluted earnings per share                          $     0.23      $      0.20    $     0.63    $      0.53
                                                       ==========      ===========    ==========    ===========


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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. The SOP is effective for years beginning after December 15, 1998. The Company adopted the SOP in 1999 resulting in a write-off of $44,000 included in other expenses in the consolidated statement of income for the nine month period ended September 30, 1999. This item represents a cumulative effect of accounting change, net of tax of $28,000. This write-off reduced both basic and diluted earnings per share by $.01.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," are effective for years beginning after September 15, 2000. These statements set accounting and reporting standards for derivative instruments and hedging activities. They require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements are expected to have no impact on the Company as it has not engaged in any derivative transactions.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective for transfers occurring after Marc 31, 2001. SFAS No. 140 replaces SFAS No. 125. This statement is expected to have no material impact to the Company's consolidated financial condition and results of operations.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of September 30, 2000, and changes during the nine months then ended, is presented below.

                                                  Number        Weighted
                                                  Number         Average
                                                 OF SHARES   EXERCISE PRICE
                                                 ---------   --------------
           Outstanding at beginning of period      433,120        $5.28
           Granted during the period                24,500         8.75
           Exercised during the period             (40,469)        4.79
           Forfeited during the period             (12,746)        4.87
           Additional shares for which
              options are exercisable
              due to stock dividends                12,450          -
                                                  --------     --------
           Outstanding at end of period            416,855        $5.11
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

I.       COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND
         DECEMBER 31, 1999

During 2000, the Company's total assets increased $22.8 million or 11% to $236.6 million at September 30, 2000. The increase was the result of net growth in the loan portfolio of $25.8 million or 19% (including $1.8 million of loans purchased in the branch acquisition). Strong loan demand driven by small business lending resulted in a 28% growth rate in the commercial loan portfolio or an increase from year-end of $9.5 million. Real estate activity resulted in a 16% or $7.9 million increase in commercial real estate balances while construction loans in process increased by $2.2 million. The installment consumer loan portfolio grew $3.8 million or 39% since year-end from activity generated by the finance company and the Bank. Investment securities decreased $6.1 million since year-end while federal funds sold increased $2.8 million. Excess cash flows are funding the Company's loan growth.

Total deposits increased $21.7 million or 13% to $190.3 million for the first nine months of 2000. The increase is due to several factors including the acquisition of a branch resulting in the assumption of $6.3 million of deposits. As the result of higher interest rates on both the national and local level, the Company has experienced an increase in certificates of deposit balances of $13.9 million or 22%. In addition, money market accounts increased $9.8 million or 94% due to the success of a new money market product that is indexed to the U.S. Treasury Bill rate. Customers have shifted lower yielding savings account balances to either certificates of deposit or money market accounts thus resulting in a decrease in savings balances of $6.2 million since year end.

Securities sold under agreement to repurchase increased $1.0 million since year end and other borrowed funds increased $1.3 million. The decrease in accrued expenses and other liabilities relates to the accrual of $3.0 million of investment securities that were purchased in 1999 and settled in 2000.

In originating loans, the Company recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company's allowance for loan losses amounted to $2.6 million at September 30, 2000 (1.58% of total loans), an increase of $297,000 over the Company's $2.3 million allowance for loan losses at December 31, 1999.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income for the nine months ended September 30, 2000 was $1.9 million, an increase of $248,000 or 15% from the same period in 1999. The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and a 24% increase in non-interest income. Net income for the third quarter of 2000 increased $66,000 or 10% to $702,000 compared with the third quarter of 1999.

Diluted earnings per share increased 19% to $.63 per share for the first nine months of 2000 compared to $.53 per share for the same period in 1999. For the three month periods ended September 30, 2000 and 1999, diluted earnings per share was $.23 and $.20, respectively.

The annualized return on average assets for the nine months ended September 30, 2000 and 1999 was 1.14% and 1.11%, respectively and for the third quarter of 2000 and 1999 was 1.21% and 1.24%, respectively. Return on average shareholders' equity on an annualized basis for the nine months of 2000 and 1999 was 11.43% and 10.44%, respectively and for the third quarter of 2000 and 1999 was 12.39% and 11.67%, respectively.

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

Net interest income for the nine months ended September 30, 2000 was $7.4 million, a 12% increase over the net interest income for the nine months of 1999 of $6.6 million. This increase is attributable to an increase in average loans to $149.8 million in 2000 from $129.3 million in 1999. This was accompanied by an increase in the average rate earned on interest-earning assets to 8.48% from 7.96% for the nine months ended September 30, 2000 and 1999, respectively. The increase in rates is due to the Federal Reserve increasing the federal funds rate from 5.00% starting in July 1999 to 6.50% in May 2000.

The average interest rate incurred on interest-bearing liabilities for the nine month period in 2000 and 1999 was 4.65% and 4.12%, respectively on average interest-bearing liabilities of $170.6 million in 2000 and $151.7 million in 1999. Despite the volatility in general interest rates, the Company's net interest margin remained constant at 4.66% for the nine months ended September 30, 2000 compared to 4.64% for the same period in 1999. Management currently anticipates a future decline in the net interest margin due to industry-wide pricing pressure on loans and deposits and the asset/liability position of the Company.

The yield on average earning assets for the three month periods ended September 30, 2000 and 1999 was 8.70%, and 8.00%, respectively, and the average interest rate incurred on interest-bearing liabilities was 4.85% and 4.14%, respectively. The net interest margin increased to 4.75% for the third quarter of 2000 as compared with 4.68% for the third quarter of 1999. The increase in interest rates and the net interest margin between the two periods are the result of the increase in the federal funds rate to 6.50% in May 2000.

IV.      NON-INTEREST INCOME

Non-interest income was $2.4 million for the nine months ended September 30, 2000, an increase of $462,000 or 24% over the same period last year. Other fee income for 2000 includes a one-time gain of $297,000 resulting from the demutualization of an insurance company for which the Company received common stock and subsequently sold. The Company continues to experience growth in fee income categories. Comparing the nine month periods ended September 30, 2000 and September 30, 1999, service fees on deposit accounts increased 16%, trust fees grew 21% and merchant processing fees were up 35%. Trust fees have increased due to growth of trust assets under management to $225.5 million at September 30, 2000 compared with trust assets of $161.1 million at September 30, 1999.

Gains on the sale of mortgage loans decreased to $124,000 for the first nine months of 2000 compared to $162,000 for the same period in 1999 due to the decline in mortgage refinancing activity resulting from higher interest rates in 2000.

Non-interest income for the third quarter of 2000 was $720,000 compared with $612,000 for the same period in 1999, representing an increase of $108,000 or 18%. Trust fees accounted for $35,000 of the increase and merchant processing fees increased $29,000.

V.       NON-INTEREST EXPENSE

Year-to-date non-interest expense was $6.6 million compared to $5.8 million for the first nine months of 1999. The $829,000, or 14%, increase was due to an increase in salaries and employee benefits of $591,000. Personnel costs in 2000 increased 12% when excluding a non-recurring charge of $238,000 resulting from restructuring and amending the Company's supplemental executive retirement plan. Salaries and employee benefits have also increased for the nine months ended September 30, 2000 compared to the same period in 1999 due to normal annual salary increases, new staffing needs for the two new convenience store branches, the newly acquired Holden branch and additional staffing required for the data processing system conversion. In addition, other non-interest expenses increased 16% for the nine months ended September 30, 2000 over the same period in 1999, reflecting increases in delivery costs, telephone expenses, office supplies and merchant and credit card processing expenses.

Non-interest expense for the third quarter of 2000 was $2.2 million, an increase of $271,000 or 14% compared with the same period in 1999. Increase in salaries and employee benefits of $143,000 and other non-interest expenses of $100,000 accounted for the overall increase.

VI.      CAPITAL

A 3% common stock dividend was distributed on February 28, 2000. Cash dividends per share declared on common stock were $.06 for the first, second and third quarter of 2000.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on "risk-adjusted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent. The Company's risk based capital ratios for Tier 1 and Tier 2 capital at September 30, 2000, of 13.78% and 15.22%, respectively, exceed regulatory guidelines for a "well capitalized" financial institution. The Company's ratios at December 31, 1999 were 15.96% and 17.44%. On April 28, 2000, the Board of Directors approved its second stock repurchase program authorizing the Company to repurchase up to 129,416 shares of the Company's common stock. The second repurchase program will commence upon completion of the Company's existing stock repurchase program, under which the Company has repurchased 122,850 shares of the 126,000 shares authorized under such program. The shares will be repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company's stock option plan.

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

                       MERRILL MERCHANTS BANCSHARES, INC.

Date:   11/13/00                           By: /s/ Edwin N. Clift
     -----------------                        ----------------------------
                                              Edwin N. Clift
                                              President and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

Date:   11/13/00                           By: /s/ Deborah A. Jordan
     -----------------                         ----------------------------
                                               Deborah A. Jordan
                                               Executive Vice President and
                                               Treasurer (Principal Financial
                                               and Accounting Officer)