Form 10KSB
period 2000-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2001-03-28
CIK 913072

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The revenues for the issuer's fiscal year ended December 31, 2000 are $21,358,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On January 31, 2001: $16,279,500.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 2,587,153 shares outstanding as of January 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on March 2, 2001, and the 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes ______    No  _X_

                               TABLE OF CONTENTS

                                                                            PAGE

PART I

     ITEM 1.  BUSINESS ....................................................... 1
     ITEM 2.  DESCRIPTION OF PROPERTY.........................................20
     ITEM 3.  LEGAL PROCEEDINGS...............................................22
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............22

PART II

     ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER   MATTERS...........................................22
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................22
     ITEM 7.  FINANCIAL STATEMENTS............................................22
     ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................22
PART III

     ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............23
     ITEM 10. EXECUTIVE COMPENSATION..........................................23
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..................................................23
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23
     ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................23

SIGNATURES

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments. We undertake no obligation to publicly update forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Merrill Merchants Bancshares, Inc. (the "Company"), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company is also a registered Financial Holding Company under BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the "Bank") and holds 100% of the Bank's outstanding common stock (the "Bank Stock"). In January 1999, the Company established Maine Acceptance Corporation ("MAC"), a finance company. The Company, through its ownership of the Bank and MAC, is engaged in a general commercial and retail banking business, along with trust and investment services. Unless the context otherwise requires, references herein to the Company shall include the Company, the Bank, and MAC, on a consolidated basis.

     The Company is an entity legally separate and distinct from the Bank. The only sources of the Company's income and cash flow are any dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

     The Bank was established in 1992 to purchase certain assets and assume certain liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains ten branch banking offices (collectively, the "Branch Banks") in eight area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor's sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine, the State's flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; and (vii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has 14 ATM locations in its primary market area.

     The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. The Bank has also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $224.8 million in assets under management as of December 31, 2000. As of December 31, 2000, the Company had total assets of $246.4 million, loans, net of allowances, of $163.3 million, total deposits of $200.5 million and shareholders' equity of $23.3 million.

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

     COMMUNITY BANKING STRATEGY

     Having identified the need for community banking services in its market area, the Bank has worked to position itself as a service-oriented community bank. The Bank is staffed by experienced management personnel, all of whom reside in the area and who know the Bank's customers and are able to provide personalized service for these customers. This strategy has been deliberately developed and implemented at a time when consolidation within the industry has resulted in an increasing depersonalization among the larger financial institutions. The Bank has focused on fostering banking relationships with customers which include multiple financial services that range from basic checking to investment management accounts.

     As a part of this strategy, the Company and the Bank have attracted local business people, who actively promote the Bank in the community, to serve on their Boards of Directors. In an effort to broaden the community's awareness of the Bank and attract new business, the Company has also obtained additional investments in and support for the Bank from local investors.

     The Bank is active in small business lending and has earned the designation "Preferred Lender" by the Small Business Administration (SBA). The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial market. The Company's affiliations with third party vendors have enabled the Bank to deliver sophisticated products such as Internet banking, automated telephone banking, and check imaging while maintaining a local, friendly flavor in its Branch Banks. This same strategy has been implemented by the Trust and Investment Services Department which is also serving many clients who appreciate the personal attention and customer service provided locally. The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

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

     LENDING ACTIVITIES

     The Bank has experienced loan growth since it was established in October 1992. One of the primary factors contributing to the growth has been an experienced local lending group. Many commercial lending relationships have been developed by the Bank as a result of long standing business associations over many years. Many of the Bank's officers have held lending positions with Bangor area banks for in excess of twenty years. Management believes that these relationships have not only been instrumental in loan growth but also in developing quality customers.

     The Company strives to provide a full range of financial products and services to small and medium sized businesses and consumers. The Bank has an established Officer Loan Committee which meets weekly to review and approve credits and a Director Loan Committee which meets monthly, or as necessary, to approve credits in excess of $250,000. The Bank's loan mix is subject to the discretion of its Board of Directors and the demands of the local marketplace. Management has established relationships with local area legal and accounting professionals to cultivate referrals by hosting informational meetings at the Bank. Asset quality is a top priority for the Bank and a significant consideration in business development efforts.

     COMMERCIAL AND COMMERCIAL REAL ESTATE LENDING

     Loans in this category principally include loans to service, retail, medical, wholesale and light manufacturing businesses. Commercial loans are made based on the management, financial strength and repayment ability of the borrower. As of December 31, 2000, commercial and commercial real estate loans represented the largest class of loans at $101.7 million or 61% of total loans. The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD). The Bank originated the second highest number of SBA loans in the State of Maine for the SBA Maine District Office for the past three fiscal years.

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

     As of December 31, 2000, residential loans accounted for a total of $26.1 million representing 16% of total loans. The Bank's secondary market servicing portfolio stands at $69.3 million.

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

     HOME EQUITY LENDING

     The Company originates home equity loans on a fixed and variable interest rate basis. At December 31, 2000, fixed rate loans totaled $10.3 million and variable rate loans amounted to $8.5 million. Fixed rate loans are for terms of 5 to 10 years with monthly amortization required and interest rates ranging from 8.5% to 12.5%. Interest rates on variable rate loans are 1.5% to 2.0% over the prime interest rate. These home equity loans are generally secured by a second mortgage on the principal residential property.

     CONSUMER LENDING

     Consumer loans made by the Bank have included home improvement, automobile, boat and recreational vehicle loans, credit cards and overdraft protection accounts. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized. Consumer loans are made at fixed and variable interest rates.

     Maine Acceptance Corporation, a finance company which opened for business in Bangor on March 1, 1999, provides indirect auto and recreational vehicle lending, as well as other types of direct loans, including personal unsecured, recreational vehicle, auto, mobile home and home equity loans.

     Consumer loans are attractive to the Company because they typically have a shorter term and carry higher interest rates than those charged on other types of loans. Consumer loans, however, do pose additional risks of collectibility when compared to traditional types of loans granted by commercial banks, such as residential mortgage loans. In many instances, the Company is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

     Consumer loans totaled approximately $14.6 million (of which $5.2 million were MAC loans) and represented 9% of the Company's loan portfolio at December 31, 2000. Such loans bear interest at fixed rates ranging from 9% to 18%.

     M&M JOINT VENTURE

     In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company ("M&M"), a jointly owned subsidiary. M&M was established to provide a review of various internal bank risk control functions. M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and approximately twenty-five other financial institutions in Maine access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

     BRANCH EXPANSION

     The Company opened two new convenience store branches. The Orrington branch opened in December 1999 and the Milford branch opened in January 2000. Management believes that mini branches are a cost effective method of expanding the Company's franchise and providing additional customer service.

     The Bank acquired a branch office in Holden, Maine from the First National Bank of Bar Harbor. The Bank assumed ownership of the banking operation and facility on February 25, 2000. The Holden Branch had $2.1 million of loans and $6.5 million of deposits and repurchase agreements as of February 25, 2000.

     LENDING ACTIVITIES

     The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                                LOAN PORTFOLIO COMPOSITION

                                                               AT DECEMBER 31,
                       --------------------------------------------------------------------------------------------------
                              2000                1999                1998               1997               1996
                              -----               -----               -----              -----              ----
                       AMOUNT       %       AMOUNT        %      AMOUNT       %     AMOUNT       %     AMOUNT       %
                       ------    ------     ------     ------    ------    ------   ------    ------   ------    --------
                                                           (Dollars in thousands)
Real Estate
    Commercial.....    $ 59,277      36%   $ 49,161       36%   $ 48,896     38%   $ 40,984     34%    $ 34,908      33%
    Construction...       4,623       3%      1,937        2%      1,833      1%      3,012      3%       1,941       1%
    Residential....      26,112      16%     23,390       17%     22,279     18%     26,638     22%      23,827      23%
    Home equity....      18,830      11%     18,054       13%     19,362     15%     20,036     17%      15,726      15%
                        -------     ---    --------      ---     -------    ---    --------    ---     --------     ---

    Total real estate   108,842      66%     92,542       68%     92,370     72%     90,670     76%      76,402      72%

Commercial.........      42,459      25%     33,686       25%     28,322     22%     20,757     18%      22,049      21%

Consumer...........      14,622       9%      9,994       7%       6,963      6%      7,461     6%        6,978       7%
                        -------     ---    --------      ---     -------    ---    --------    ---     --------     ---
    Total loans....    $165,923     100%   $136,222      100%   $127,655    100%   $118,888    100%    $105,429     100%
                                    ===                  ===                ===                ===                  ===
Less allowance for
loan losses........      (2,658)             (2,274)              (2,023)            (1,717)             (1,450)
                       --------            --------             --------           --------            --------
Total..............    $163,265            $133,948             $125,632           $117,171            $103,979
                       ========            ========             ========           ========            ========

     The following table sets forth as of December 31, 2000, commercial and constructions loans by scheduled due date for the periods indicated. Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.


                             LOAN MATURITY SCHEDULE

                                                                         AT DECEMBER 31, 2000
                                                ------------------------------------------------------------------------
                                                Due in One       Due After One Year     Due After 5
                                                Year or Less     But Before 5 Years        Years            Total
                                                ------------     -----------------      -----------     ----------------
                                                                        (Dollars in thousands)
Commercial...............................       $   18,134       $   19,976            $    4,349       $   42,459

Construction.............................            4,623               --                    --            4,623

Commercial and construction loans maturing after one year:

Predetermined interest rates.............       $  12,433

Floating or adjustable interest rates....          11,892
                                                ---------
Total....................................       $  24,325
                                                =========

     The following is a summary of non-performing assets at the dates indicated:


                              NON-PERFORMING ASSETS

                                                                   AT DECEMBER 31,
                                                 -----------------------------------------------
                                                  2000      1999       1998     1997       1996
                                                 ------    ------     ------   ------     ------
                                                               (Dollars in thousands)
Loans:
     Non-accrual loans ......................     $421      $266      $148      $181       $250
     Loans 90 days or more
     past due but still accruing ............      104        --         4         3        127
     Restructured loans .....................       --        --        --        --         --
                                                 -----     -----     -----     -----      -----
        Non-performing loans ................      525       266       152       184        377
OREO ........................................       90        50        12        43        340
                                                 -----     -----     -----     -----      -----
        Non performing assets ...............     $615      $316      $164      $227       $717
                                                 =====     =====     =====     =====      =====
Non-performing loans as a
percentage of total loans ...................     0.32%     0.19%     0.12%     0.15%      0.36%
Non-performing assets as a
percentage of total assets ..................     0.25%     0.15%     0.08%     0.13%      0.45%
Non-performing assets as a
percentage of total loans and OREO ..........     0.37%     0.23%     0.13%     0.19%      0.68%


     At December 31, 2000, loans on non-accrual status totaled $421,000. Interest income not recognized on non-accrual loans was $31,000 in 2000. There was no interest income recognized on non-accrual loans in 2000.

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

     At December 31, 2000, the Bank had $1.9 million of loans that were classified as substandard and $120,000 classified as doubtful. This compares to $1.9 million and $190,000 of loans that were classified as substandard and doubtful at December 31, 1999. The Bank had no loans which were classified as loss at either date. Delinquent loans may or may not be adversely classified depending upon management's judgment with respect to each individual loan. As of December 31, 2000 and 1999, the portion of loans guaranteed by either the SBA, RD or FAME amounted to approximately 16% and 17% of the total loan balances adversely classified, respectively. At December 31, 2000, included in the $2.1 million of loans that were classified as substandard and doubtful were $1.7 million of performing loans. This compares to $2.1 million of adversely classified performing loans as of December 31, 1999. These amounts constitute loans that, in the opinion of management, could potentially migrate to non-performing or loss status.

     ALLOWANCE FOR LOAN LOSSES

     The following table sets forth activity in the Bank's allowance for loan losses during the years indicated:


                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   2000            1999            1998            1997            1996
                                                ---------        ---------       ---------       ---------       ---------
                                                                      (Dollars in thousands)
Total net loans outstanding at the               $ 163,265       $ 133,948       $ 125,632       $ 117,171       $ 103,979
end of year (1) ...............................
Average net loans outstanding
during the year  (1) ..........................  $ 150,553       $ 127,595       $ 119,144       $ 109,263       $  98,407
Allowance for loan losses,
beginning of year .............................  $   2,274       $   2,023       $   1,717       $   1,450       $   1,133
Loans charged off during the period:
           Real estate:
              Commercial ......................         --             (66)             --              (6)             --
              Residential .....................         --              --             (20)            (16)             --
              Home equity .....................        (14)             --              (7)             --              --
           Commercial .........................         (9)            (10)            (20)            (23)            (16)
           Consumer ...........................        (42)            (49)            (31)            (55)            (32)
                                                 ---------       ---------       ---------       ---------       ---------
                 Total ........................        (65)           (125)            (78)           (100)            (48)
                                                 ---------       ---------       ---------       ---------       ---------
Recoveries of loans previously charged off:
           Real estate:
              Commercial ......................         --              --              --              --              --
              Residential .....................         22              22              22              12              --
              Home equity .....................         --              --              --              --              --
           Commercial .........................          1               7              --              --               2
           Consumer ...........................          3               2               2              --               3
                 Total ........................         26              31              24              12               5
                                                 ---------       ---------       ---------       ---------       ---------
Net loans charged off during the
year ..........................................        (39)            (94)            (54)            (88)            (43)
                                                 ---------       ---------       ---------       ---------       ---------
Provisions charged to income
statement .....................................        423             345             360             355             360
                                                 ---------       ---------       ---------       ---------       ---------
Allowance for loan losses, end of
year ..........................................  $   2,658       $   2,274       $   2,023       $   1,717       $   1,450
                                                 =========       =========       =========       =========       =========
Ratios:
Net charge-offs to average loans                      0.03%           0.07%           0.04%           0.08%           0.04%
outstanding ...................................
Net charge-offs to loans, end of
period ........................................       0.02%           0.07%           0.04%           0.07%           0.04%
Allowance for loan losses to
average loans outstanding .....................       1.74%           1.75%           1.67%           1.55%           1.45%
Allowance for loan losses to
loans, end of year ............................       1.60%           1.67%           1.58%           1.44%           1.38%
Allowance for loan losses to
non-performing loans ..........................     506.29%         854.89%        1330.92%         933.15%         384.62%

------------------------------
(1) Excludes loans held for sale.

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

                                                                           AT DECEMBER 31,

                                       2000                 1999                 1998               1997               1996
                                -------------------   -----------------     ----------------   ---------------    ----------------
                                             % of                % of                 % of              % of                % of
                                           Loans to            Loans to             Loans to          Loans to            Loans to
                                            Total                Total                Total             Total               Total
                                 Amount     Loans      Amount    Loans       Amount   Loans    Amount   Loans      Amount   Loans
                                 ------     -----      ------    -----       ------   -----    ------   -----      ------   -----
                                                                        (Dollars in thousands)
Commercial and
Commercial Real
Estate (1) .....................   $1,321     61%      $1,111     61%      $  999     60%      $  989     52%      $  696     54%
Construction ...................       23      3%          10      2%           9      1%          15      3%          10      1%
Residential ....................      223     16%         122     17%         120     18%         134     22%         123     23%
Home equity ....................      236     11%         179     13%         193     15%         199     17%         157     15%
Consumer .......................      310      9%         272      7%         179      6%         200      6%         161      7%
Unallocated ....................      545     --          580     --          523     --          180     --          303     --
                                   ------    ---       ------    ---       ------    ---       ------    ---       ------    ---
Total allowance
 for loan losses ...............   $2,658    100%      $2,274    100%      $2,023    100%      $1,717    100%      $1,450    100%
                                   ======    ===       ======    ===       ======    ===       ======    ===       ======    ===

(1) Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by lenders, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance of loan losses.

     On a quarterly basis, an analysis of the adequacy of the loan loss reserve is reviewed by the Board of Directors. The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS 114 and 118 and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The assigned reserve percentage is based on past experience, current economic conditions and trends in the portfolio. The subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.

     The unallocated portion of the allowance for loan losses decreased to $545,000 at December 31, 2000 from $580,000 at December 31, 1999. The decrease in unallocated reserve was due to allocating additional reserves to residential and home equity loans. Management determined that the unallocated portion of the allowance is necessary due to a number of factors impacting the local economy that have not yet been fully reflected in the financial information provided by borrowers. These factors include a slowing economy, high energy and medical costs, and depressed conditions in certain natural resource-based industries, such as commercial fishing, timber and agriculture. While these factors are not yet identifiable with respect to specific borrowers, the Company has determined an overall increase in the allowance for loan losses to be necessary to provide for resultant expected losses.

     Because some loans may not be repaid in full, an allowance for loan and losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

     The composition of the investment portfolio as of December 31, 2000 was 40% U.S. Treasury notes and U.S. Government agencies and corporations, 48% mortgage-backed securities and collateralized mortgage obligations and 12% other securities. The comparable distributions for December 31, 1999 were 51% U.S. Treasury notes and U.S. Government agencies and corporations, 35% mortgage-backed securities and collateralized mortgage obligations and 14% other securities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated:


                   INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                          AT DECEMBER 31,
                                                    ----------------------------
                                                     2000       1999      1998
                                                     ----       ----      ----
                                                        (Dollars in thousands)
Securities held to maturity (1):
    Mortgage-backed securities and
    collateralized mortgage obligations ......      $    --   $   262   $   668
                                                    =======   =======   =======
Securities available for sale (2):
    U.S. Treasury securities .................      $ 7,017   $15,005   $20,304
    U.S. Government agencies and corporations        16,866    16,477     4,034
    Mortgage-backed securities and
    collateralized mortgage obligations ......       28,382    21,201    20,647
    State and local government debt securities        2,514     1,620       621
    U.S. Government and agency money market
    funds ....................................           --     2,632     5,081
    Certificates of deposit ..................        3,663     2,971     3,664
    Other securities (3) .....................        1,244     1,307       890
                                                    -------   -------   -------
    Total ....................................      $59,686   $61,213   $55,241
                                                    =======   =======   =======

-----------------------
(1)  Carried at amortized cost.
(2)  Carried at estimated market value.
(3)  Includes FHLB stock, Federal Reserve stock, FNMA stock and marketable equity securities.



                           MATURITY SCHEDULE OF SECURITIES AVAILABLE FOR SALE

                                                                           AT DECEMBER 31, 2000
                                                                             (AT MARKET VALUE)
                                     ---------------------------------------------------------------------------------------------
                                        One Year          Over One Year       Over 5 Years
                                         or Less          Through 5 Years     Through 10 Years    Over 10 Years        Total
                                     -----------------   ----------------   ------------------  ----------------  ------------------
                                              Weighted           Weighted           Weighted          Weighted           Weighted
                                      Amount  Yield (1)  Amount  Yield (1)  Amount  Yield (1)   Amount  Yield (1)  Amount  Yield (1)
                                      ------  ---------  ------  ---------  ------  ---------   ------  ---------  ------  ---------
                                                                     (Dollars in thousands)

U.S. Treasury securities ............ $ 6,006    5.06%   $1,012   6.19%     $    --      --    $    --       --    $7,017    5.22%
U.S. Government agencies
  and corporations ..................   6,969    5.74%    9,897   6.47%          --      --         --       --    16,866    6.17%
Mortgaged-backed securities and
  collateralized mortgage
  obligations .......................     222    5.85%      838   5.70%       6,182    6.48%    21,140             28,382    6.52%
States and local government
  debt securities ...................     449    6.97%      659   7.12%       1,406    7.88%        --       --     2,514    7.52%
Certificates of deposit .............   3,663    7.28%       --     --           --      --         --       --     3,663    7.28%
Other securities ....................   1,244    6.48%       --     --           --      --         --       --     1,244    6.48%
                                      -------   -----   -------  -----     -------    ----     -------     ----   -------    ----
Total ............................... $18,552    5.90%  $12,306   6.43%    $ 7,598    6.74%    $21,140     6.58%  $59,686    6.36%
                                      =======   =====   =======  =====     =======    ====     =======     ====   =======    ====

(1) Yield is adjusted for the effect of tax-exempt securities assuming a Federal tax rate of 34%. Yield is calculated using amortized cost.

         DEPOSIT ACTIVITIES

     The following table sets forth the average balances and weighted average rates for the Bank's categories of deposits for the periods indicated:

                       AVERAGE DEPOSIT BALANCES AND RATES

                                                                      YEAR ENDED DECEMBER 31,
                                                2000                             1999                               1998
                                      ------------------------     -----------------------------   ----------------------------
                                                         % of                            % of                           % of
                                     Average  Average    Total     Average    Average    Total     Average   Average    Total
                                     Balance    Rate    Deposits   Balance      Rate    Deposits    Balance   Rate    Deposits
                                     -------    ----    --------   -------      ----    --------    -------   ----    --------
                                                                      (Dollars in thousands)
Non-interest checking ...........   $ 29,234       --      16%     $26,052        --       16%     $23,593      --        16%
Interest checking and
money market ....................     38,141     3.16%     21%      28,884      2.13%      18%      25,772    2.32%       17%
Savings .........................     42,037     3.95%     23%      48,486      3.82%      30%      43,007    4.36%       29%
Certificates of deposit .........     74,223     5.82%     40%      58,757      5.38%      36%      57,220    5.66%       38%
                                     -------              ---      -------                ---      -------               ---

Total ...........................   $183,635              100%    $162,179                100%    $149,592                100%
                                    ========              ===     ========                ===     ========               ====


     The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank's depositors are residents in its primary market area. The Bank has not sought brokered deposits.

     The following table summarizes at December 31, 2000 the Bank's certificates of deposit of $100,000 or more by time remaining until maturity:

                                                     DECEMBER 31, 2000
                                                 ----------------------
                                                 (Dollars in thousands)
Maturity Period:
     Less than three months...................            8,452
     Over three months through six months.....            9,103
     Over six months through twelve months....            4,737
     Over twelve months.......................            3,118
                                                          -----
       Total.................................           $25,410
                                                          =====

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

     The following table sets forth certain information regarding securities sold under agreement to repurchase for the dates indicated:


                                                                  At or for the
                                                             Year Ended December 31,
                                                   ---------------------------------------
                                                    2000            1999              1998
                                                    ----            ----              ----
                                                           (Dollars in thousands)
Average balances outstanding...... .........       $13,055         $13,299         $12,163
Maximum amount outstanding at any month-
   end during the year............ .........       $15,930         $14,502         $13,554
Balance outstanding at end of year .........       $14,168         $13,791         $11,747
Weighted average rate during the year ......         4.69%           3.86%           4.23%
Weighted average rate at end of year .......         4.82%           4.35%           3.60%

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

     _    each of its depository institution subsidiaries is "well capitalized";

     _    each of its depository institution subsidiaries is "well managed";

     _ each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

     _ the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

     The Company filed an election to be treated as a financial holding company with the Federal Reserve Bank of Boston in March 2000. As a result, the Company is currently regulated as a financial holding company. As a financial holding company, the Company may conduct those activities which are considered financial in nature under a new section 4(k) of the BHCA. These activities include:

     _ Activities permissible for bank holding companies prior to the enactment of the Act;

     _ Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

     _    Underwriting and selling insurance;

     _    Providing financial, investment, or advisory services;

     _    Selling pools of assets;

     _    Underwriting, dealing in, or making a market in securities; and

     _    Merchant banking.

     The FRB also has the power to determine by regulation or order additional financial activities which would be permissible for financial holding companies. In addition, in order to commence a new activity Merrill Merchants Bank must have received a "satisfactory" on its latest CRA exam.

     GENERAL

     As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA. The Company is also subject to the regulation and supervision of the Maine Bureau of Banking by virtue of provisions of Maine law which govern financial institution holding companies such as the Company. Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares). Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Banking before acquiring more than 5% of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution. Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period. Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company's Common Stock and Preferred Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

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

     The Bank is also subject to continued regular supervision and examination by applicable federal and state banking agencies. The Bank is a Maine state-chartered bank that is a member of the Federal Reserve System. The Federal Reserve exercises primary supervision over the Bank through periodic examination. The Bank is also subject to regulation by the FDIC as well as the Maine Bureau of Banking. The FDIC has authority to terminate insurance for accounts pursuant to procedures established for that purpose. The Bank must comply with various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

     In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies. Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3% for banks that meet certain specific criteria and 4% for other institutions. The Company's Leverage Ratio at December 31, 2000 was 9.5%. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA."

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

     The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company's actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2000.

                              Company Regulatory
                                   Minimum            Company             Bank
                              ------------------      -------            -------
Tier 1 capital..............    4.00%                 13.78%             10.84%
Total risk-based capital....    8.00%                 15.21%             12.10%

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

     The Company and the Bank, at December 31, 2000 and 1999, were "well capitalized" under the criteria discussed above.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Over the past eight years, the Company has made improvements to or relocated from nearly all of the properties it acquired in connection with the Bank's formation. The most significant project was the 1997 two-story expansion and renovation of its headquarters building at 201 Main Street. This increased the size of the structure from 8,000 to a total of 17,000 square feet, and includes a large branch, commercial, trust and administrative offices as well as a board room and two conference rooms. The property is located at the gateway to downtown Bangor and the enhancements to the site have significantly improved the area. Plans are underway for the construction of a third floor during the second half of 2001. The additional 3,100 square feet will accommodate recent and future growth of the trust and commercial loan areas.

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

     27 MAIN STREET, PITTSFIELD

     The Pittsfield branch, which was acquired by the Bank as part of the start-up, is a historic two story Main Street building with approximately 12,600 square feet of space. We have executed an agreement to purchase the adjoining property which will be razed to create space for a much needed drive-up and ATM facility and additional parking.

     NEWPORT PLAZA, NEWPORT

     In 1997, the Company opened its first branch in a locally owned supermarket in Newport. This facility is unlike most supermarket banks in that it includes a drive-up as well as in-store tellers and loan and customer service personnel.

         191 RIVER ROAD, ORRINGTON

     In November 1999, the Bank opened this branch in a newly constructed convenience store owned by R. H. Foster. The branch occupies approximately 300 square feet within the store and includes a traditional teller station plus a customer service desk and ATM.

     2 MAIN STREET, MILFORD

     In January 2000, the Bank opened this branch in an R. H. Foster owned convenience store. The branch occupies approximately 250 square feet of space within the store and includes a traditional teller station and customer service desk, plus a drive-up window and an ATM.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER  MATTERS

     The following information included in the Merrill Merchants Bancshares, Inc. 2000 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information included in the Annual Report is incorporated herein by reference: "Selected Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 12 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

     The following information included in the Annual Report is incorporated herein by reference: "Audited Financial Statements and Notes to Consolidated Financial Statements" on pages 13 through 31 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information included in the Company's 2000 Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors of Merrill Merchants Bancshares, Inc.," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

     The following information included in the Proxy Statement is incorporated herein by reference: "Remuneration of Directors and Officers," and "Interests in Certain Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following information included in the Proxy Statement is incorporated herein by reference: "Voting Securities."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information included in the Proxy Statement is incorporated herein by reference: "Interests in Certain Transactions."

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following financial statements included in the 2000 Annual Report are incorporated herein by reference:

          Consolidated Statements of Financial Condition --
          December 31, 2000 and 1999;
          Consolidated Statements of Income -- Years Ended December 31, 2000 and 1999;
          Consolidated Statements of Changes in Shareholders Equity --
          December 31, 2000 and 1999;
          Consolidated Statements of Cash Flows -- Years Ended December 31, 2000 and 1999; and
          Notes to Consolidated Financial Statements -- Years Ended December 31, 2000 and 1999.

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

10.3  Employment Agreement with William C. Bullock, Jr.

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

10.9  Correspondent Trust Services Agreement with Northern Trust Company.*

10.10 Stock Option Plan, as amended.*

10.11 Form of Stock Option Agreement.*

10.12 1998 Directors' Deferred Compensation Plan.*

13    Annual Report to Shareholders for the Year Ended December 31, 2000.

21    Subsidiaries of the Registrant.**

23    Consent of Berry Dunn McNeil & Parker.

99    2001 Proxy Statement (previously filed on March 2, 2001).

_____________________

*Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

** Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999.

     (c) Reports on Form 8-K.

         None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.


By:  /s/ EDWIN N. CLIFT
   -----------------------------------------
     PRESIDENT AND CHIEF EXECUTIVE OFFICER

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                                         TITLE                     DATE
/s/ EDWIN N. CLIFT                         Director, President and Chief      March 29, 2001
---------------------------------------    Executive Officer
Edwin N. Clift                             (Principal executive officer)

/s/ DEBORAH A. JORDAN                      Treasurer (Principal financial     March 29, 2001
---------------------------------------    officer)
Deborah A. Jordan

/s/ WILLIAM C. BULLOCK, JR.                Chairman of the Board              March 29, 2001
---------------------------------------
William C. Bullock, Jr.

/s/ JOHN S. BACON                          Director                           March 29, 2001
---------------------------------------
John S. Bacon

/s/ JOSEPH H. CYR                          Director                           March 29, 2001
---------------------------------------
Joseph H. Cyr

/s/ PERRY B. HANSEN                        Director                           March 29, 2001
---------------------------------------
Perry B. Hansen

/s/ J. DONALD MACKINTOSH                   Director                           March 29, 2001
---------------------------------------
J. Donald Mackintosh


/s/ FREDERICK A. OLDENBURG, JR., M.D.      Director                           March 29, 2001
---------------------------------------
Frederick A. Oldenburg, Jr., M.D.

/s/ DENNIS L. SHUBERT, M.D., PH.D.         Director                           March 29, 2001
---------------------------------------
Dennis L. Shubert, M.D., Ph.D.

/s/ SUSAN B. SINGER                        Director                           March 29, 2001
---------------------------------------
Susan B. Singer