Form 10QSB
period 2001-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2001-05-11
CIK 913072

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended March 31, 2001

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

Yes: ☒   No: ☐

The number of shares outstanding for the issuer's classes of common stock as of April 30, 2001 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	2,681,851

Transitional Small Business Disclosure Format:          Yes: ☐              No:  ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of March 31, 2001, and for the three month period then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Portland, Maine
May 9, 2001

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2001	2000
(in thousands, except number of shares and per share data)	(Unaudited)
ASSETS
Cash and due from banks	$6,746	$11,796
Interest-bearing deposits with banks	44	57
Total cash and cash equivalents	6,790	11,853
Investment securities – available for sale	62,145	59,686
Loans held for sale	1,176	827
Loans receivable	170,160	165,923
Less allowance for loan losses	2,724	2,658
Net loans receivable	167,436	163,265
Other real estate owned	52	90
Properties and equipment, net	3,609	3,642
Cash surrender value of life insurance	2,801	2,768
Deferred income tax benefit	787	624
Accrued income and other assets	3,679	3,658
Total assets	$248,475	$246,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$27,805	$34,209
Savings and NOW deposits	84,871	86,975
Certificates of deposit	80,179	79,267
Total deposits	192,855	200,451
Securities sold under agreements to repurchase (term and demand)	18,292	14,168
Other borrowed funds	9,917	5,908
Accrued expenses and other liabilities	2,888	2,294
Mandatory convertible debentures	300	300
Total liabilities	224,252	223,121
Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,741,232 shares and outstanding 2,681,851 shares in 2001 and issued 2,661,450 shares andoutstanding 2,586,396 shares in 2000	2,741	2,661
Capital surplus	18,736	17,958
Retained earnings	2,847	3,436
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $245 and $4 in 2001 and 2000, respectively	475	9
Treasury stock, at cost (59,381 shares in 2001 and 75,054 shares in 2000)	(596)	(792)
Total shareholders’ equity	24,223	23,292
Total liabilities and shareholders’ equity	$248,475	$246,413

See accountants’ review report.  The accompanying notes are an integral part of these financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2001	2000

Interest and dividend income
Interest and fees on loans	$3,937	$3,251
Interest on investment securities	911	824
Dividends on investment securities	22	37
Interest on federal funds sold and interest-bearing deposits	2	4
Total interest and dividend income	4,872	4,116
Interest expense
Interest on deposits	1,868	1,548
Interest on borrowed funds	331	272
Total interest expense	2,199	1,820
Net interest income	2,673	2,296
Provision for loan losses	111	110
Net interest income after provision for loan losses	2,562	2,186
Non-interest income
Service charges on deposit accounts	165	162
Other service charges and fees	250	202
Trust fees	262	237
Other	70	305
Net gain on sale of mortgage loans	40	34
Total non-interest income	787	940
Non-interest expense
Salaries and employee benefits	1,221	1,300
Occupancy expense	200	175
Equipment expense	172	148
Data processing	117	145
Other	639	532
Total non-interest expense	2,349	2,300
Income before income taxes	1,000	826
Income tax expense	334	282
Net income	$666	$544

Per share data
Basic earnings per common share	$.24	$.20
Diluted earnings per common share	$.21	$.17

See accountants’ review report.  The accompanying notes are an integral part of these financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Share-holders’ Equity

Balance at December 31, 1999	$20	$2,584	$17,220	$2,618	$(435)	$(749)	$21,258
Net income	-	-		544	-		544
Change in unrealized loss on securities available for sale, net of deferred income taxes of $(69)	-	-	-	-	(132)	-	(132)
Total comprehensive income	-	-	-	544	(132)	-	412
Treasury stock purchased (24,515 shares at an average price of $10.14)	-	-	-	-	-	(248)	(248)
Common stock options exercised, 17,643 shares	-	-	-	(106)	-	194	88
3% common stock dividend declared	-	77	697	(775)	-	-	(1)
Common stock cash dividend declared, $0.06 per share	-	-	-	(155)	-	-	(155)
Convertible cumulative preferred stock dividends declared, $0.99 per share	-	-	-	(19)	-	-	(19)
Balance at March 31, 2000	$20	$2,661	$17,917	$2,107	$(567)	$(803)	$21,335

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	-	-	-	666	-	-	666
Change in unrealized gain on securities available for sale, net of deferred income taxes of $240	-	-	-	-	466	-	466
Total comprehensive income	-	-	-	666	466	-	1,132
Treasury stock purchased (304 shares at an average price of $10.36)	-	-	-	-	-	(3)	(3)
Common stock options exercised, 17,698 shares	-	-	-	(190)	-	199	9
3% common stock dividend declared	-	80	778	(858)	-	-	-
Common stock cash dividend declared, $0.07 per share	-	-	-	(188)	-	-	(188)
Convertible cumulative preferred stock dividends declared, $.99 per share	-	-	-	(19)	-	-	(19)
Balance at March 31, 2001	$20	$2,741	$18,736	$2,847	$475	$(596)	$24,223

See accountants' review report.  The accompanying notes are an integral part of these financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

(in thousands)	2001	2000
Cash flows from operating activities
Net income	$666	$544
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	119	87
Amortization	103	50
Net amortization (accretion) on investment securities	22	(20)
Deferred income taxes	(403)	(113)
Provision for loan losses	111	110
Gain on equity securities received from demutualization of insurance company	-	(255)
Net gain on sale of mortgage loans and property and equipment	(27)	(34)
Net change in:
Loans held for sale	(349)	(2)
Deferred loan fees, net	(2)	(4)
Accrued income and other assets	(205)	8
Accrued expenses and other liabilities	594	(3)
Net cash provided by operating activities	629	368
Cash flows from investing activities
Net loans made to customers	(4,255)	(6,513)
Acquisition of premises and equipment and computer software	(91)	(259)
Purchase of investment securities available for sale	(10,353)	(8,012)
Proceeds from sales and maturities of investment securities
Sales and maturities of available for sale securities	8,622	7,713
Maturities of held to maturity securities	-	102
Proceeds from sale of other real estate owned	50	-
Net cash used by investing activities	(6,027)	(6,969)
Cash flows from financing activities
Net decrease in demand, savings and NOW deposits	(8,508)	(2,384)
Net increase in certificates of deposit	912	4,244
Net increase (decrease) in securities sold under agreement to repurchase	4,124	(651)
Net increase in other borrowed funds	2,162	1,041
Long term advances from the Federal Home Loan Bank	2,000	-
Payments on long term advances	(153)	-
Cash received in branch acquisition	-	3,534
Dividends paid on convertible cumulative preferred stock and common stock	(208)	(175)
Purchase of treasury stock	(3)	(248)
Proceeds from stock issuance	9	88
Net cash provided by financing activities	335	5,449
Net decrease in cash and cash equivalents	(5,063)	(1,152)
Cash and cash equivalents, beginning of period	11,853	9,122
Cash and cash equivalents, end of period	$6,790	$7,970
Supplemental disclosures of cash flow information
Cash paid for interest	$2,168	$1,744
Transfers to other real estate owned	12	-
Income tax paid	807	1

See accountants’ review report.  The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank) and Maine Acceptance Corporation (the finance company).  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions and balances are eliminated in consolidation.  The income reported for the 2001 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,

	2001	2000
(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$666	$544
Preferred stock dividends declared	(19)	(19)
Income available to common shareholders	$647	$525
Weighted-average shares outstanding	2,672,539	2,674,508
Basic earnings per share	$0.24	$0.20
Diluted earnings per share
Net income, as reported	$666	$544
Interest on mandatory convertible debentures, net of tax	5	5
Income available to common shareholders	$671	$549
Weighted-average shares outstanding	2,672,539	2,674,508
Effect of stock options, net of assumed treasury stock purchases	189,625	194,284
Effect of convertible preferred stock	222,779	222,779
Effect of mandatory convertible debentures	74,256	74,256
Adjusted weighted-average shares outstanding	3,159,199	3,165,827
Diluted earnings per share	$0.21	$0.17

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period.  Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2001 and 2000.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” are effective for all fiscal years beginning after June 15, 2000.  These statements set accounting and reporting standards for derivative instruments and hedging activities.  They require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  These statements have had no impact on the Company as it has not engaged in any derivative transactions.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” is effective for transfers occurring after March 31, 2001.  SFAS No. 140 replaces SFAS No. 125.  This statement is expected to have no material impact to the Company’s consolidated financial condition and results of operations.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of March 31, 2001, and changes during the three months then ended, is presented below.

	Number	Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	423,733	$5.40
Exercised during the period	(17,698)	4.37
Forfeited during the period	(10,910)	4.68
Additional shares for which options are exercisable due to stock dividends	11,838	-
Outstanding at end of period	406,963	$5.30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

I.           COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Total assets increased $2.1 million or 1% to $248.5 million during the first three months of 2001.  The increase was the result of growth in the loan portfolio of $4.2 million or 3% and an increase in the investment portfolio of $2.5 million or 4%.  These increases were offset by a decline in cash and due from banks of $5.1 million.

Total deposits decreased $7.6 million or 4% to $192.9 million for the first three months of 2001.  Interest bearing checking account balances decreased $6.4 million since December 31, 2000 and savings and NOW deposits decreased $2.1 million since year end.  This decrease is consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.

Asset growth since year end has been funded by increases in securities sold under agreement to repurchase of $4.1 million and other borrowed funds of $4.0 million.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $2.7 million at March 31, 2001 (1.60% of total loans), an increase of $66,000 since year end.

II.          RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net income for the three months ended March 31, 2001 was $666,000, an increase of $122,000 or 22% from the same period in 2000.  The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans.  Diluted earnings per share increased 24% to $.21 per share for the three months of 2001 compared to $.17 per share for the same period in 2000.

The annualized return on average assets for the three months ended March 31, 2001 and 2000 was 1.11% and 1.02%, respectively.  Return on average shareholders’ equity on an annualized basis for the first quarter of 2001 and 2000 was 11.50% and 9.97%, respectively.

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

Net interest income for the three months ended March 31, 2001 was $2.7 million, a 16% increase over the net interest income for the three months of 2000 of $2.3 million.  This increase is primarily attributable to an increase in average loans to $168.7 million in 2001 from $140.3 million in 2000. This was accompanied by an increase in the average rate earned on interest-earning assets to 8.56% from 8.20% for the three months ended March 31, 2001 and 2000, respectively.

The average interest rate incurred on interest-bearing liabilities for the three month period in 2001 and 2000 was 4.73% and 4.46%, respectively on average interest-bearing liabilities of $188.6 million in 2001 and $164.0 million in 2000.  Despite the volatility in general interest rates, the Company’s net interest margin improved to 4.66% for the three months ended March 31, 2001 compared to 4.54% for the same period in 2000.  Management currently anticipates a decline in the net interest margin due to industry-wide pricing pressure on loans and deposits and the asset/liability position of the Company.

IV.        NON-INTEREST INCOME

Non-interest income was $787,000 for the three months ended March 31, 2001 as compared to $940,000 for the same period in 2000.  Non-interest income increased $103,000 or 15% in 2001 when excluding a one-time gain of $256,000 in 2000 resulting from the demutualization of an insurance company for which the Company received common stock. The Company experienced growth in merchant processing fees of 22%, ATM fees of 16% and trust fees of 11%.  Trust fees have increased due to growth of trust assets under management to $225.8 million at March 31, 2001 compared with trust assets of $207.3 million at March 31, 2000.

V.         NON-INTEREST EXPENSE

Non-interest expense was $2.3 million for both periods ended March 31, 2001 and 2000.  Non-interest expense increased $287,000 or 14% in 2001 when excluding a non-recurring charge of $238,000 in 2000 resulting from restructuring and amending the Company’s supplemental executive retirement plan.  Personnel costs increased 15% (excluding non-recurring expense) as a result of an average annual salary increase of 5% and additional staffing required due to asset growth.  In addition, other non-interest expenses increased 20% for the first quarter of 2001 compared to the same period last year as a result of increases in merchant processing expense of $29,000, professional fees of $19,000 and ATM expense of $19,000.

VI.        CAPITAL

A 3% common stock dividend was distributed on March 7, 2001.  Cash dividends per share declared on common stock were $.07 for the first quarter of 2001.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2001, of 13.83% and 15.26%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2000 were 13.78% and 15.21%.

During 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 255,416 shares of the Company’s common stock of which the Company has repurchased 132,850 shares.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: May 11, 2001	By: /s/ Edwin N. Clift
Edwin N. Clift
President and Chief ExecutiveOfficer (Principal Executive Officer)

Date: May 11, 2001	By: /s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)