Form 10QSB
period 2001-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2001-08-09
CIK 913072

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended June 30, 2001

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

Yes:  ☒       No:  ☐

The number of shares outstanding for the issuer's classes of common stock as of July 31, 2001 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	2,664,532

Transitional Small Business Disclosure Format:          Yes:  ☐       No:  ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
August 3, 2001

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30, 2001	December 31, 2000

(in thousands, except number of shares and per share data)	(Unaudited )
ASSETS
Cash and due from banks	$7,880	$11,796
Interest-bearing deposits with banks	56	57

Total cash and cash equivalents	7,936	11,853
Investment securities – available for sale	60,331	59,686
Loans held for sale	1,605	827
Loans receivable	176,580	165,923
Less allowance for loan losses	2,837	2,658

Net loans receivable	173,743	163,265
Other real estate owned	12	90
Properties and equipment, net	3,660	3,642
Cash surrender value of life insurance	2,834	2,768
Deferred income tax benefit	406	624
Accrued income and other assets	3,578	3,658

Total assets	$254,105	$246,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$31,526	$34,209
Savings and NOW deposits	85,880	86,975
Certificates of deposit	80,906	79,267

Total deposits	198,312	200,451
Securities sold under agreements to repurchase (term and demand)	15,504	14,168
Other borrowed funds	12,933	5,908
Accrued expenses and other liabilities	2,293	2,294
Mandatory convertible debentures	300	300

Total liabilities	229,342	223,121

Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,741,232 shares and outstanding 2,664,532 shares in 2001 and issued 2,661,450 shares and outstanding 2,586,396 shares in 2000	2,741	2,661
Capital surplus	18,736	17,958
Retained earnings	3,463	3,436
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $294 and $4 in 2001 and 2000, respectively	585	9
Treasury stock, at cost (76,700 shares in 2001 and 75,054 shares in 2000)	(782)	(792)

Total shareholders’ equity	24,763	23,292

Total liabilities and shareholders’ equity	$254,105	$246,413

See accountants’ review report.  The accompanying notes are an integral part of these financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2001	2000	2001	2000

Interest and dividend income
Interest and fees on loans	$4,013	$3,600	$7,950	$6,851
Interest on investment securities	898	780	1,809	1,604
Dividends on investment securities	24	30	46	67
Interest on federal funds sold and interest-bearing deposits	-	49	2	53

Total interest and dividend income	4,935	4,459	9,807	8,575

Interest expense
Interest on deposits	1,732	1,763	3,600	3,311
Interest on borrowed funds	329	229	660	501

Total interest expense	2,061	1,992	4,260	3,812

Net interest income	2,874	2,467	5,547	4,763
Provision for loan losses	111	103	222	213

Net interest income after provision for loan losses	2,763	2,364	5,325	4,550

Non-interest income
Service charges on deposit accounts	172	166	337	328
Other service charges and fees	207	186	457	388
Trust fees	293	262	555	499
Other	41	95	111	400
Net gain on sale of mortgage loans	93	43	133	77

Total non-interest income	806	752	1,593	1,692

Non-interest expense
Salaries and employee benefits	1,251	1,100	2,472	2,400
Occupancy expense	192	167	392	342
Equipment expense	179	154	351	302
Data processing	121	107	238	252
Other	577	590	1,216	1,122

Total non-interest expense	2,320	2,118	4,669	4,418

Income before income taxes	1,249	998	2,249	1,824
Income tax expense	425	339	759	621

Net income	$824	$659	$1,490	$1,203

Per share data
Basic earnings per common share	$.30	$.24	$.54	$.44

Diluted earnings per common share	$.26	$.21	$.48	$.38

See accountants’ review report.  The accompanying notes are an integral part of these financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 1999	$20	$2,584	$17,220	$2,618	$(435)	$(749)	$21,258
Net income	-	-	-	1,203	-	1,203
Change in unrealized loss on securities available for sale, net of deferred income taxes of $(43)	-	-	-	-	(83)	-	(83)

Total comprehensive income	-	-	-	1,203	(83)	-	1,120
Treasury stock purchased (30,015 shares at an average price of $10.02)	-	-	-	-	-	(301)	(301)
Common stock options exercised, 27,260 shares	-	-	-	(169)	-	315	146
3% common stock dividend declared	-	77	697	(775)	-	-	(1)
Common stock cash dividend declared, $0.12 per share	-	-	-	(310)	-	-	(310)
Convertible cumulative preferred stock dividends declared, $2.05 per share	-	-	-	(40)	-	-	(40)

Balance at June 30, 2000	$20	$2,661	$17,917	$2,527	$(518)	$(735)	$21,872

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	-	-	-	1,490	-	-	1,490
Change in unrealized gain on securities available for sale, net of deferred income taxes of $290	-	-	-	-	576	-	576

Total comprehensive income	-	-	-	1,490	576	-	2,066
Treasury stock purchased (18,625 shares at an average price of $10.80)	-	-	-	-	-	(201)	(201)
Common stock options exercised, 18,700 shares	-	-	-	(195)	-	211	16
3% common stock dividend declared	-	80	778	(858)	-	-	-
Common stock cash dividend declared, $0.14 per share	-	-	-	(374)	-	-	(374)
Convertible cumulative preferred stock dividends declared, $1.82 per share	-	-	-	(36)	-	-	(36)

Balance at June 30, 2001	$20	$2,741	$18,736	$3,463	$585	$(782)	$24,763

See accountants’ review report.  The accompanying notes are an integral part of these financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

(in thousands)	2001	2000

Cash flows from operating activities
Net income	$1,490	$1,203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	220	202
Amortization	240	142
Net accretion on investment securities	(55)	(1)
Deferred income taxes	(76)	(234)
Provision for loan losses	222	213
Gain on equity securities received from demutualization of insurance company	-	(297)
Net gain on sale of mortgage loans and property and equipment	(123)	(111)
Net change in:
Loans held for sale	(778)	289
Deferred loan fees, net	5	(3)
Accrued income and other assets	(126)	(123)
Accrued expenses and other liabilities	1	562

Net cash provided by operating activities	1,020	1,842

Cash flows from investing activities
Net loans made to customers	(10,662)	(16,008)
Acquisition of premises and equipment and computer software	(271)	(1,004)
Proceeds from the sale of premises and equipment	-	20
Purchase of investment securities available for sale	(21,695)	(15,542)
Proceeds from sales and maturities of investment securities:
Sales and maturities of available for sale securities	21,971	19,701
Maturities of held to maturity securities	-	197
Proceeds from sale of other real estate owned	93	-

Net cash used by investing activities	(10,564)	(12,636)

Cash flows from financing activities
Net (decrease) increase in demand, savings and NOW deposits	(3,778)	2,062
Net increase in certificates of deposit	1,639	11,322
Net increase (decrease) in securities sold under agreement to repurchase	1,336	(4,164)
Net increase in other borrowed funds	345	2,490
Long term advances from the Federal Home Loan Bank	7,000	1,000
Payments on long term advances	(320)	(59)
Cash received in branch acquisition	-	3,534
Dividends paid on convertible cumulative preferred stock and common stock	(410)	(351)
Purchase of treasury stock	(201)	(301)
Proceeds from stock issuance	16	146

Net cash provided by financing activities	5,627	15,679

Net (decrease) increase in cash and cash equivalents	(3,917)	4,885
Cash and cash equivalents, beginning of period	11,853	9,122

Cash and cash equivalents, end of period	$7,936	$14,007

Supplemental disclosures of cash flow information
Cash paid for interest	$4,390	$3,631
Transfers to other real estate owned	12	40
Income tax paid	733	585

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$824	$659	$1,490	$1,203
Preferred stock dividends declared	(16)	(21)	(36)	(40)

Income available to common shareholders	$808	$638	$1,454	$1,163

Weighted-average shares outstanding	2,675,383	2,663,445	2,673,969	2,668,976

Basic earnings per share	$0.30	$0.24	$0.54	$.44

Diluted earnings per share
Net income, as reported	$824	$659	$1,490	$1,203
Interest on mandatory convertible debentures, net of tax	4	5	9	10

Income available to common shareholders	$828	$664	$1,499	$1,213

Weighted-average shares outstanding	2,675,383	2,663,445	2,673,969	2,668,976
Effect of stock options, net of assumed treasury stock purchases	197,038	201,280	183,649	195,834
Effect of convertible preferred stock	222,779	222,779	222,779	222,779
Effect of mandatory convertible debentures	74,256	74,256	74,256	74,256

Adjusted weighted-average shares outstanding	3,169,456	3,161,760	3,154,653	3,161,845

Diluted earnings per share	$0.26	$0.21	$0.48	$0.38

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period.  Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

Options to purchase 9,000 shares of common stock at $10.50 were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share (for the six month period only) because the options’ exercise price was greater than the average market price of the common stock.

The Company declared a 3% stock dividend in both 2001 and 2000.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002. Management has not determined the effect of these statements on the consolidated financial condition and results of operations of the Company.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of June 30, 2001, and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of period	423,733	$5.40
Granted during the period	9,000	10.50
Exercised during the period	(18,700)	4.76
Forfeited during the period	(12,970)	5.02
Additional shares for which options are exercisable due to stock dividends	11,834	-

Outstanding at end of period	412,897	$5.39

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

I.           COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

Total assets increased $7.7 million or 3% to $254.1 million during the first six months of 2001.  The increase was the result of growth in the loan portfolio of $10.7 million.  Small business lending resulted in a 9% growth rate in the commercial loan portfolio, an increase from year-end of $3.6 million.  Real estate activity generated a 6% or $3.6 million increase in commercial real estate balances while residential mortgage loans increased $3.1 million or 12% since year-end.  The increase in loan balances was offset by a decline in cash and due from banks of $3.9 million.

Total deposits decreased $2.1 million or 1% to $198.3 million for the first six months of 2001.  Interest bearing checking account balances decreased $2.7 million since December 31, 2000 and savings and NOW deposits decreased $1.1 million since year end.  This decrease is consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.

Asset growth since year end has been funded by other borrowed funds of $7.0 million and the use of brokered certificates of deposit totaling $4.2 million.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $2.7 million at June 30, 2001 (1.60% of total loans), an increase of $179,000 since year end.

II.          RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net income for the six months ended June 30, 2001 was $1.5 million, an increase of $287,000 or 24% from the same period in 2000.  The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and an increase in the net interest margin.  Net income for the second quarter of 2001 increased $165,000 or 25% to $824,000 compared with the second quarter of 2000.

Diluted earnings per share increased 26% to $.48 per share for the first half of 2001 compared to $.38 per share for the same period in 2000.  For the three month periods ended June 30, 2001 and 2000, diluted earnings per share was $.26 and $.21, respectively.

The annualized return on average assets for the six months ended June 30, 2001 and 2000 was 1.22% and 1.11%, respectively and for the second quarter of 2001 and 2000 was 1.33% and 1.19%, respectively.  Return on average shareholders’ equity on an annualized basis for the six months of 2001 and 2000 was 12.70% and 10.98%, respectively and for the second quarter of 2001 and 2000 was 13.84% and 11.99%, respectively.

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

The Federal Reserve has aggressively reduced interest rates by 2.75% over the past six months.  The Company has benefited from lower interest rates as its deposit and borrowing products have repriced at lower rates faster than its loans and investments assets.  However, on a long-term basis, a low interest rate environment will challenge the Company’s net interest margin as loan and investment assets continue to reprice at lower rates and the repricing of deposits and borrowings stabilize.

Net interest income for the six months ended June 30, 2001 was $5.5 million, a 17% increase over the net interest income for the six months of 2000 of $4.8 million.  This increase is primarily attributable to an increase in average loans to $171.5 million in 2001 from $145.6 million in 2000. This was accompanied by an increase in the average rate earned on interest-earning assets to 8.49% from 8.36% for the six months ended June 30, 2001 and 2000, respectively.

The average interest rate incurred on interest-bearing liabilities for the six month period in 2001 and 2000 was 4.49% and 4.56%, respectively on average interest-bearing liabilities of $190.7 million in 2001 and $168.2 million in 2000.  Despite the volatility in general interest rates, the Company’s net interest margin improved to 4.78% for the six months ended June 30, 2001 compared to 4.61% for the same period in 2000.

The yield on average earnings assets for the three month period ended June 30, 2001 and 2000 was 8.41% and 8.52%, respectively, and the average interest rate incurred on interest-bearing liabilities was 4.30% and 4.66%, respectively.  The net interest margin increased to 4.88% for the second quarter of 2001 as compared to 4.68% for the second quarter of 2000.

IV.        NON-INTEREST INCOME

Non-interest income was $1.6 million for the six months ended June 30, 2001 as compared to $1.7 million for the same period in 2000. Non-interest income increased $198,000 or 14% in 2001 when excluding a one-time gain of $297,000 in 2000 resulting from the demutualization of an insurance company for which the Company received common stock. The Company experienced growth in merchant processing fees of 18%, ATM fees of 21% and trust fees of 12%.  Trust fees increased due to growth of trust assets under management to $229.2 million at June 30, 2001 compared with trust assets of $205.9 million at June 30, 2000.

Gain on sale of mortgage loans increased to $133,000 for the first six months of 2001 compared to $77,000 for the same period in 2000 due to the increase in mortgage refinancing activity resulting from lower mortgage rates in 2001.

Non-interest income for the second quarter of 2001 was $806,000 compared with $752,000 for the same period in 2000, representing an increase of $54,000 or 7%.  Gain on sale of mortgage loans accounted for $50,000 of the increase while other income for 2000 included a non-recurring gain of $41,000.

V.         NON-INTEREST EXPENSE

Year-to-date non-interest expense was $4.7 million compared to $4.4 million for the first six months of 2000.  Non-interest expense increased $489,000 or 12% in 2001 when excluding a non-recurring charge of $238,000 in 2000 resulting from restructuring and amending the Company’s supplemental executive retirement plan.  Personnel costs increased 14% (excluding non-recurring expense) as a result of an average annual salary increase of 5% and additional staffing required due to asset growth and market expansion.  In addition, occupancy and equipment costs increased 15%.

Non-interest expense for the second quarter of 2001 was $2.3 million, an increase of $202,000 or 10% compared with the same period in 2000.  Increases in salaries and employee benefits of $151,000 accounted for the overall increase.

VI.        CAPITAL

A 3% common stock dividend was distributed on March 7, 2001.  Cash dividends per share declared on common stock were $.07 for the first and second quarter of 2001.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at June 30, 2001, of 13.73% and 15.16%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2000 were 13.78% and 15.21%.

During 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 255,416 shares of the Company’s common stock of which the Company has repurchased 151,469 shares.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings		None

Item 2	Changes in Securities and Use of Proceeds		None

Item 3	Defaults upon Senior Securities		None

Item 4	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 19, 2001. The proposals submitted to the shareholders and the tabulation of votes were as follows:

1.	Election of five candidates to the board of directors.

	The number of votes cast with respect to this matter is as follows:

	Nominee	For	Withheld	Broker Non-votes
	William C. Bullock, Jr.	2,032,920	602	-
	Edwin N. Clift	2,032,920	602	-
	Susan B. Singer	2,032,920	602	-
	Robert E. Knowles	2,032,920	602	-
	Lloyd D. Robinson	2,032,920	602	-

2.	Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent public accountants for the fiscal year ending December 31, 2001.

	The number of votes cast with respect to this matter is as follows:

	For	Against	Abstain	Broker Non-votes
	2,001,556	32,188	-	-

Item 5	Other Information		None

Item 6	Exhibits and Reports on Form 8-K		None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: 8/9/01	By: /s/ Edwin N. Clift

Edwin N. Clift President and Chief Executive Officer (Principal Executive Officer)

Date: 8/9/01	By: /s/ Deborah A. Jordan

Deborah A. Jordan Executive Vice President and Treasurer (Principal Financial and Accounting Officer)