Form 10QSB
period 2001-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2001-11-08
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended September 30, 2001

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

Yes: ☒              No: ☐

The number of shares outstanding for the issuer's classes of common stock as of October 31, 2001 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	2,642,332

Transitional Small Business Disclosure Format:             Yes: ☐              No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine

November 5, 2001

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2001	2000
(in thousands, except number of shares and per share data)	(Unaudited)
ASSETS
Cash and due from banks	$8,824	$11,796
Interest-bearing deposits with banks	52	57
Total cash and cash equivalents	8,876	11,853
Investment securities – available for sale	79,076	59,686
Loans held for sale	962	827
Loans receivable	177,717	165,923
Less allowance for loan losses	2,933	2,658
Net loans receivable	174,784	163,265
Other real estate owned	212	90
Properties and equipment, net	3,603	3,642
Cash surrender value of life insurance	2,867	2,768
Deferred income tax benefit	278	624
Accrued income and other assets	3,772	3,658
Total assets	$274,430	$246,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$33,929	$34,209
Savings and NOW deposits	86,697	86,975
Certificates of deposit	90,836	79,267
Total deposits	211,462	200,451
Securities sold under agreements to repurchase (term and demand)	23,539	14,168
Other borrowed funds	10,959	5,908
Accrued expenses and other liabilities	2,664	2,294
Mandatory convertible debentures	300	300
Total liabilities	248,924	223,121
Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,741,232 shares and outstanding 2,642,332 shares in 2001 and issued 2,661,450 shares and outstanding 2,586,396 shares in 2000	2,741	2,661
Capital surplus	18,736	17,958
Retained earnings	4,102	3,436
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $476 and $4 in 2001 and 2000, respectively	925	9
Treasury stock, at cost (98,900 shares in 2001 and 75,054 shares in 2000)	(1,018)	(792)
Total shareholders’ equity	25,506	23,292
Total liabilities and shareholders’ equity	$274,430	$246,413

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except number of shares and per share data)	September 30,		September 30,
	2001	2000	2001	2000

Interest and dividend income

Interest and fees on loans	$3,971	$3,867	$11,921	$10,718
Interest on investment securities	843	803	2,652	2,407
Dividends on investment securities	65	23	111	90
Interest on federal funds sold and interest-bearing deposits	21	23	23	76
Total interest and dividend income	4,900	4,716	14,707	13,291
Interest expense
Interest on deposits	1,661	1,902	5,261	5,213
Interest on borrowed funds	301	227	961	728
Total interest expense	1,962	2,129	6,222	5,941
Net interest income	2,938	2,587	8,485	7,350
Provision for loan losses	111	105	333	318
Net interest income after provision for loan losses	2,827	2,482	8,152	7,032
Non-interest income
Service charges on deposit accounts	165	167	502	495
Other service charges and fees	241	209	698	597
Trust fees	233	238	788	737
Other	74	59	185	459
Net gain on sale of mortgage loans	93	47	226	124
Total non-interest income	806	720	2,399	2,412
Non-interest expense
Salaries and employee benefits	1,266	1,128	3,738	3,528
Occupancy expense	192	176	584	518
Equipment expense	166	171	517	473
Data processing	132	132	370	384
Other	584	555	1,800	1,677
Total non-interest expense	2,340	2,162	7,009	6,580
Income before income taxes	1,293	1,040	3,542	2,864
Income tax expense	427	338	1,186	959
Net income	$866	$702	$2,356	$1,905

Per share data
Basic earnings per common share	$.32	$.25	$.86	$.69
Diluted earnings per common share	$.28	$.22	$.75	$.61

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 1999	$20	$2,584	$17,220	$2,618	$(435)	$(749)	$21,258
Net income	-	-	-	1,905	-	1,905
Change in unrealized loss on securities available for sale, net of deferred income taxes of $58	-	-	-	-	111	-	111
Total comprehensive income	-	-	-	1,905	111	-	2,016
Treasury stock purchased (42,592 shares at an average price of $10.19)	-	-	-	-	-	(434)	(434)
Common stock options exercised, 40,469 shares	-	-	-	(272)	-	456	184
3% common stock dividend declared	-	77	698	(775)	-	-	-
Common stock cash dividend declared, $0.18 per share	-	-	-	(466)	-	-	(466)
Convertible cumulative preferred stock dividends declared, $3.15 per share	-	-	-	(62)	-	-	(62)

Balance at September 30, 2000	$20	$2,661	$17,918	$2,948	$(324)	$(727)	$22,496

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	-	-	-	2,356	-	-	2,356
Change in unrealized gain on securities available for sale, net of deferred income taxes of $472	-	-	-	-	916	-	916
Total comprehensive income	-	-	-	2,356	916	-	3,272
Treasury stock purchased (40,825 shares at an average price of $10.69)	-	-	-	-	-	(437)	(437)
Common stock options exercised, 18,700 shares	-	-	-	(195)	-	211	16
3% common stock dividend declared	-	80	778	(858)	-	-	-
Common stock cash dividend declared, $0.22 per share	-	-	-	(586)	-	-	(586)
Convertible cumulative preferred stock dividends declared, $2.58 per share	-	-	-	(51)	-	-	(51)

Balance at September 30, 2001	$20	$2,741	$18,736	$4,102	$925	$(1,018)	$25,506

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

(in thousands)	2001	2000

Cash flows from operating activities

Net income	$2,356	$1,905
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	338	315
Amortization	372	250
Net accretion on investment securities	(86)	36
Deferred income taxes	(126)	(178)
Provision for loan losses	333	318
Gain on equity securities received from demutualization of insurance company	-	(297)
Net gain on sale of mortgage loans, other real estate owned and property and equipment	(184)	(142)
Net change in:
Loans held for sale	(135)	296
Deferred loan fees, net	45	(3)
Accrued income and other assets	(442)	(461)
Accrued expenses and other liabilities	370	522
Net cash provided by operating activities	2,841	2,561
Cash flows from investing activities
Net loans made to customers	(12,003)	(24,234)
Acquisition of premises and equipment and computer software	(377)	(1,086)
Proceeds from the sale of premises and equipment	-	20
Purchase of investment securities available for sale	(74,533)	(20,894)
Proceeds from sales and maturities of investment securities:
Sales and maturities of available for sale securities	56,617	24,339
Maturities of held to maturity securities	-	262
Proceeds from sale of other real estate owned	103	-
Net cash used by investing activities	(30,193)	(21,593)

Cash flows from financing activities

Net (decrease) increase in demand, savings and NOW deposits	(558)	4,197
Net increase in certificates of deposit	11,569	11,227
Net increase in securities sold under agreement to repurchase	9,371	783
Net (decrease) increase in other borrowed funds	(2,458)	458
Long term advances from the Federal Home Loan Bank	8,000	1,000
Payments on long term advances	(491)	(168)
Cash received in branch acquisition	-	3,534
Dividends paid on convertible cumulative preferred stock and common stock	(637)	(528)
Purchase of treasury stock	(437)	(434)
Proceeds from stock issuance	16	184
Net cash provided by financing activities	24,375	20,253
Net (decrease) increase in cash and cash equivalents	(2,977)	1,221
Cash and cash equivalents, beginning of period	11,853	9,122
Cash and cash equivalents, end of period	$8,876	$10,343
Supplemental disclosures of cash flow information
Cash paid for interest	$6,222	$5,725
Transfers to other real estate owned	164	40
Income tax paid	1,242	1,093

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$866	$702	$2,356	$1,905
Preferred stock dividends declared	(15)	(21)	(51)	(62)
Income available to common shareholders	$851	$681	$2,305	$1,843
Weighted-average shares outstanding	2,658,652	2,673,748	2,668,807	2,670,579
Basic earnings per share	$0.32	$0.25	$0.86	$0.69

Diluted earnings per share
Net income, as reported	$866	$702	$2,356	$1,905
Interest on mandatory convertible debentures, net of tax	4	5	13	15
Income available to common shareholders	$870	$707	$2,369	$1,920
Weighted-average shares outstanding	2,658,652	2,673,748	2,668,807	2,670,579
Effect of stock options, net of assumed treasury stock purchases	185,643	202,814	196,897	189,783
Effect of convertible preferred stock	222,779	222,779	222,779	222,779
Effect of mandatory convertible debentures	74,256	74,256	74,256	74,256
Adjusted weighted-average shares outstanding	3,141,330	3,173,597	3,162,739	3,157,397
Diluted earnings per share	$0.28	$0.22	$0.75	$0.61

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

Options to purchase 8,400 shares of common stock at $10.50 were outstanding at September 30, 2001 but were not included in the computation of diluted earnings per share (for the nine month period only) because the options’ exercise price was greater than the average market price of the common stock.

The Company declared a 3% stock dividend in both 2001 and 2000.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after September 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.  SFAS No. 144 provides guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assts.  Management has not determined the effect of these statements on the consolidated financial condition and results of operations of the Company.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of September 30, 2001, and changes during the nine months then ended, is presented below.

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	423,733	$5.40
Granted during the period	9,000	10.50
Exercised during the period	(18,700)	4.76
Forfeited during the period	(13,570)	5.26
Additional shares for which options are exercisable due to stock dividends	11,834	-
Outstanding at end of period	412,297	$5.39

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

I.              COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets increased $28.0 million or 11% to $274.4 million during the first nine months of 2001.  The increase was the result of growth in the loan portfolio of $11.5 million and an increase in the investment portfolio of $19.4 million.

Total deposits increased $11.0 million or 6% to $211.5 million for the first nine months of 2001. The increase is due to growth in certificates of deposit of $11.6 million or 15% of which brokered certificates of deposit represent $6.3 million of the total growth.  Borrowed funds increased $14.8 million since year end due to a temporary increase in overnight repurchase agreements of $9.4 million and additional borrowings of $5.1 million through the Federal Home Loan Bank.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $2.9 million at September 30, 2001 (1.65% of total loans), an increase of $275,000 since year end.

II.            RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income for the nine months ended September 30, 2001 was $2.4 million, an increase of $451,000 or 24% from the same period in 2000.  The increase in earnings between the periods is due to an increase in net interest income resulting from growth in loans and an increase in the net interest margin.  Net income for the third quarter of  2001 increased $164,000 or 23% to $866,000 compared with the third quarter of 2000.

Diluted earnings per share increased 23% to $.75 per share for the nine months of 2001 compared to $.61 per share for the same period in 2000.  For the three month periods ended September 30, 2001 and 2000, diluted earnings per share was $.28 and $.22, respectively.

The annualized return on average assets for the nine months ended September 30, 2001 and 2000 was 1.25% and 1.14%, respectively and for the third quarter of 2001 and 2000 was 1.32% and 1.21%, respectively.  Return on average shareholders’ equity on an annualized basis for the nine months of 2001 and 2000 was 13.15% and 11.43%, respectively and for the third quarter of 2001 and 2000 was 13.75% and 12.39%, respectively.

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

The Federal Reserve has aggressively reduced short-term interest rates by 4% over the past ten months.  The Company has benefited from lower interest rates as its deposit and borrowing products have repriced at lower rates faster than its loans and investments assets.  However, on a long-term basis, a low interest rate environment is expected to challenge the Company’s net interest margin as loan and investment assets continue to reprice at lower rates and the repricing of deposits and borrowings stabilize.

Net interest income for the nine months ended September 30, 2001 was $8.5 million, a 15% increase over the net interest income for the nine months of 2000 of $7.4 million.  This increase is primarily attributable to an increase in average loans to $173.9 million in 2001 from $149.8 million in 2000. This was offset by a decrease in the average rate earned on interest-earning assets to 8.31% from 8.48% for the nine months ended September 30, 2001 and 2000, respectively.

The average interest rate incurred on interest-bearing liabilities for the nine month period in 2001 and 2000 was 4.30% and 4.65%, respectively on average interest-bearing liabilities of $193.3 million in 2001 and $170.6 million in 2000.  Despite the volatility in general interest rates, the Company’s net interest margin improved to 4.78% for the nine months ended September 30, 2001 compared to 4.66% for the same period in 2000.

The yield on average earnings assets for the three month period ended September 30, 2001 and 2000 was 7.99% and 8.70%, respectively, and the average interest rate incurred on interest-bearing liabilities was 3.93% and 4.85%, respectively.  The net interest margin increased to 4.78% for the third quarter of 2001 compared to 4.75% for the third quarter of 2000.

IV.           NON-INTEREST INCOME

Non-interest income was $2.4 million for the nine months ended September 30, 2001 and 2000.  Non-interest income increased $284,000 or 13% in 2001 when excluding a one-time gain of $297,000 in 2000 resulting from the demutualization of an insurance company for which the Company received common stock. The Company experienced growth in merchant processing fees of 15%, ATM fees of 24% and trust fees of 7%.  Gain on sale of mortgage loans increased to $226,000 for the first nine months of 2001 compared to $124,000 for the same period in 2000 due to the increase in mortgage refinancing activity resulting from lower mortgage rates in 2001.

Non-interest income for the third quarter of 2001 was $806,000 compared with $720,000 for the same period in 2000, representing an increase of $86,000 or 12%.  Gain on sale of mortgage loans accounted for $46,000 of the increase.

V.                NON-INTEREST EXPENSE

Year-to-date non-interest expense was $7.0 million compared to $6.6 million for the first nine months of 2000.  Non-interest expense increased $667,000 or 11% in 2001 when excluding a non-recurring charge of $238,000 in 2000 resulting from restructuring and amending the Company’s supplemental executive retirement plan.  Personnel costs increased 14% (excluding non-recurring expense) as a result of an average annual salary increase of 5% and additional staffing required due to asset growth and market expansion.  In addition, occupancy and equipment costs increased 13% due to expansion and higher utility costs.

Non-interest expense for the third quarter of 2001 was $2.3 million, an increase of $178,000 or 8% compared with the same period in 2000.  Increases in salaries and employee benefits of $138,000 accounted for the overall increase.

VI.           CAPITAL

A 3% common stock dividend was distributed on March 7, 2001.  Cash dividends per share declared on common stock were $.07 for the first and second quarter of 2001 and $.08 for the third quarter of 2001.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at September 30, 2001, of 13.59% and 15.02%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2000 were 13.78% and 15.21%, respectively.

During  2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 255,416 shares of the Company’s common stock of which the Company has repurchased 173,669 shares.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

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

MERRILL MERCHANTS BANCSHARES, INC.

Date:	11/9/01	By: /s/ Edwin N. Clift
Edwin N. Clift
President and Chief Executive
Officer (Principal Executive Officer)

Date:	11/9/01	By: /s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)