Form 10KSB
period 2001-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2002-03-27
CIK 913072

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No.: 000-24715

MERRILL MERCHANTS BANCSHARES, INC.

(Name of Small Business Issuer in its charter)

Maine	01-0471507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Main Street, Bangor, Maine 04401
(Address of principal executive offices)
(207) 942-4800
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, par value $1.00 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The revenues for the issuer’s fiscal year ended December 31, 2001 are $22,801,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On January 31, 2002: $22,105,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The Company had 2,670,545 shares outstanding as of January 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on March 15, 2002, and the 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

Forward Looking Statements

This Annual Report on Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank’s or the Company’s operations and investments.  We undertake no obligation to publicly update forward looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources.  Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio.  Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of potential losses.  The use of different estimates or assumptions could produce different provisions for loan losses.  Refer to the discussion of Allowance for Loan Losses in the Business Section and Notes 5 of the Notes to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

i

PART I

ITEM 1.               BUSINESS

General

Merrill Merchants Bancshares, Inc. (the “Company”), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company is also a registered Financial Holding Company under BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the “Bank”) and holds 100% of the Bank’s outstanding common stock (the “Bank Stock”).  In January 1999, the Company established Maine Acceptance Corporation (“MAC”), a finance company.  The Company, through its ownership of the Bank and MAC, is engaged in a general commercial and retail banking business, along with trust and investment services.  Unless the context otherwise requires, references herein to the Company shall include the Company, the Bank, and MAC, on a consolidated basis.

The Company is an entity legally separate and distinct from the Bank.  The Company’s sources of income and cash flow are derived from dividends paid on the Bank Stock, interest received from loans to MAC, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

The Bank was established in 1992 to purchase assets and assume liabilities of certain branch banking offices formerly held by a large out of state bank.  Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital.  Presently, the Bank maintains eleven banking offices (collectively, the “Branch Banks”) in nine area communities.  The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor’s sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine, the State’s flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer (vii) a private banking office located in Waterville; and (viii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor.  The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region.  In addition to the Branch Banks, the Bank has 18 ATM locations in its primary market area.

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans.  As of December 31, 2001, the Company had total assets of $278.2 million, loans, net of allowances, of $185.1 million, total deposits of $219.3 million and shareholders’ equity of $26.0 million.  The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $234.8 million in assets under management as of December 31, 2001.

The Bank’s income is derived principally from interest and fees earned in connection with its lending activities, interest and dividends on investment securities, and service charges and fees on deposit and trust accounts.  Its main expenses are the interest paid on deposits and operating expenses.  The Bank’s customer deposits are insured, up to the applicable limits, by the Federal Deposit Insurance Corporation (“FDIC”).

Community Banking Strategy

Having identified the need for community banking services in its market area, the Bank has worked to position itself as a service-oriented community bank.  The Bank is staffed by experienced management personnel, all of whom reside in the area and who know the Bank’s customers and are able to provide personalized service for these customers.  This strategy has been deliberately developed and implemented at a time when consolidation within the industry has resulted in an increasing depersonalization among the larger financial institutions.  The Bank has focused on fostering banking relationships with customers which include multiple financial services that range from basic checking to investment management accounts.

As a part of this strategy, the Company and the Bank have attracted local business people, who actively promote the Bank in the community, to serve on their Boards of Directors.  In an effort to broaden the community’s awareness of the Bank and attract new business, the Company has also obtained additional investments in and support for the Bank from local investors.

The Bank is active in small business lending and has earned the designation “Preferred Lender” by the Small Business Administration (SBA).  The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial market.  The Company’s affiliations with third party vendors have enabled the Bank to deliver sophisticated products such as Internet banking, automated telephone banking, and check imaging while maintaining a local, friendly flavor in its Branch Banks.  This same strategy has been implemented by the Trust and Investment Services Department which is also serving many clients who appreciate the personal attention and customer service provided locally.  The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

Market Area and Competition

The Bank’s primary market area, Greater Bangor, is at the center of commercial activity for the northeastern and central region of the State of Maine.  Nearly 100,000 people live in the Bank’s primary market area.  The Bank is part of a strategic link to Canada, as Bangor is the closest U.S. metropolitan area to Eastern Quebec and the Canadian Maritime provinces.  Many regional and national companies site their operations in the Bangor area.  Services, trades, manufacturing and government are the four largest fields of employment in the metropolitan Bangor region.  Bangor is also a healthcare center for central, eastern and northern Maine.  The City is a regional financial center and is also serviced by several statewide and regional accounting firms, law firms, insurance companies and security and investment firms.  Bangor is also a hub for government services, with many local, state and federal offices located within the city.  Bangor is accessible by multiple exits from Interstate 95, a major interstate highway which transits the eastern seaboard of the United States.  Major routes to all regions of the state bisect Bangor from various directions.  Bangor International Airport provides domestic and international passenger and cargo service for a significant portion of the state.  The Bank has targeted this same area as its focus for possible expansion of the franchise.  Any such expansion would occur with carefully selected de novo branching or taking advantage of opportunities created as the large regional banks consolidate and sell or close branches.

The financial services landscape has changed considerably over the past five years in the Bank’s primary market area, Greater Bangor.  Two large out of state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level.  The State’s largest Maine-based bank, with a strong presence in the local market, has also experienced considerable change as it has acquired greater market share through acquisitions in-state and out-of-state.  A large locally-based bank has expanded its line of financial services and acquired an extensive branch network beyond the local market.  Credit unions have continued to expand their membership and the scope of banking services offered.  Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products.  Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank.  Interstate banking also could intensify competition if out of state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.

Over the past decade, due to more liberal interstate banking laws, northeastern and central Maine has seen an increase in acquisitions of locally-owned Maine-based banks, including Maine-based banks in the Bank’s primary market area, by non-local entities.  It has been the observation of the Company’s management that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks’ businesses are shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states.  The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank’s customers or the communities they serve.  Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.

Thus, the Company believes that there will continue to be a need for a bank in the Bank’s primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals.  The Bank has concentrated on extending business loans to such customers in the Bank’s primary market area and to extending trust services to clients with accounts of all sizes.  The Bank’s management also makes decisions based upon, among other things, the knowledge of the Bank’s employees regarding the communities and customers in the Bank’s primary market area.  The individuals employed by the Bank, to a large extent, reside near the Branch Banks and thus are generally familiar with the Branch Banks’ communities and customers.  This is important in local decision-making and allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.

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

The Bank has worked and will continue to work to position itself to be competitive in its market area.  The Bank’s ability to make decisions close to the marketplace, management’s commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank’s employees are all factors affecting the Bank’s ability to be competitive.  If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Employees

As of December 31, 2001, the Company had 103 full-time employees and 13 part-time employees.  The employees are not represented by a collective bargaining unit.

Lending Activities

The Bank has experienced loan growth since it was established in October 1992.  One of the primary factors contributing to the growth has been an experienced local lending group.  Many commercial lending relationships have been developed by the Bank as a result of long standing business associations over many years.  Many of the Bank’s officers have held lending positions with Bangor area banks for in excess of twenty years.  Management believes that these relationships have not only been instrumental in loan growth but also in developing quality customers.

The Company strives to provide a full range of financial products and services to small and medium sized businesses and consumers.  The Bank has an established Officer Loan Committee which meets weekly to review and approve credits and a Director Loan Committee which meets bi-monthly, or as necessary, to approve credits in excess of $250,000.  The Bank’s loan mix is subject to the discretion of its Board of Directors and the demands of the local marketplace.  Management has established relationships with local area legal and accounting professionals to cultivate referrals.  Asset quality is a top priority for the Bank and a significant consideration in business development efforts.

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2001, commercial and commercial real estate loans represented the largest class of loans at $112.7 million or 60% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD).   The Bank originated the second highest number of SBA loans in the State of Maine for the past four fiscal years.

The Bank’s commercial real estate loans are ordinarily made at variable rates of interest, and amortized up to fifteen years, although some loans are originated for shorter terms at fixed rates of interest.  A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion (including improvements of real estate) and the purchase of equipment and machinery.  The purpose of a particular loan generally determines its structure.  The commercial real estate loans are secured by a variety of properties, including buildings occupied by small-to-medium sized businesses, apartment complexes and non-owner/user office and retail business.

The Bank’s commercial loans primarily are underwritten in the Bank’s primary market area on the basis of the borrowers’ ability to service such debt from income.  Many of these loans involve lines of credit written at variable rates of interest on a demand basis, or for terms not exceeding one year, while others are written on a term basis typically for up to five years, generally at variable rates of interest.  As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment or other chattel although such loans may also be made on an uncollateralized basis.  As additional security for commercial loans, the Bank normally requires the personal guarantee of the principals and may require financial performance covenants.

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

Residential Mortgage Lending

The Bank endeavors to meet the needs of its individual customers by making residential mortgage loans.  Residential loans include the origination of conventional mortgages, residential lot loans and residential acquisition, development and construction loans for the purchase or construction of single-family housing or lots.  The Bank offers fixed and adjustable rate mortgages (“ARMs”).  With these loans, the real estate normally constitutes the primary collateral.

Loans in this category include both portfolio loans which are held by the Bank until maturity and loans which are sold on the secondary market.  In the case of secondary market loans, all servicing rights are retained by the Bank which maintains the service connection to the customer.  The Bank participates in government guaranteed programs and has also helped coordinate several innovative programs including a partnership with Penquis Community Action Program in their “Own Me” program which assists low income women in the purchase of a home, and housing workshops for the hearing impaired.

As of December 31, 2001, residential loans accounted for a total of $35.0 million representing 19% of total loans.  The Bank’s secondary market servicing portfolio stands at $79.1 million.

The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments.  The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan.  It has been the Bank’s experience that the proportion of fixed-rate and adjustable-rate loan originations depends in large part on the level of interest rates.  As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

Fixed and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value.  However, in some instances, the Bank may lend in excess of 80% of the value of the property collateralizing the loan.  The Bank, in most cases, requires title, fire and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance.  The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.  Although the contractual loan payment period for single family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.  The Bank charges no penalty for prepayment of mortgage loans.  Mortgage loans originated by the Bank customarily include a “due on sale” clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage.  In general, the Bank enforces due on sale clauses.

Residential Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences. Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Construction loans to individuals are generally made on the same terms as one- to four-family mortgage loans. At December 31, 2001, construction loans totaled $6.7 million representing 4% of total loans.

Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property.

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2001, fixed rate loans totaled $9.7 million and variable rate loans amounted to $8.0 million.  Fixed rate loans are for terms of 5 to 15 years with monthly amortization required and interest rates ranging from 7.5% to 12.5%.  Interest rates on variable rate loans are 1.5% to 2.0% over the prime interest rate.  These home equity loans are generally secured by a second mortgage on the principal residential property.

Consumer Lending

Consumer loans made by the Bank have included home improvement, automobile, boat and recreational vehicle loans, credit cards and overdraft protection accounts.  The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes.  A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized.  Consumer loans are made at fixed and variable interest rates.

Maine Acceptance Corporation, a finance company which opened for business in Bangor on March 1, 1999, provides indirect auto and recreational vehicle lending, as well as other types of direct loans, including personal unsecured, recreational vehicle, auto, mobile home and home equity loans.

Consumer loans are attractive to the Company because they typically have a shorter term and carry higher interest rates than those charged on other types of loans.  Consumer loans, however, do pose additional risks of collectibility when compared to traditional types of loans granted by commercial banks, such as residential mortgage loans.  In many instances, the Company is required to rely on the borrower’s ability to repay since the collateral may be of reduced value at the time of collection.  Accordingly, the initial determination of the borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Consumer loans totaled approximately $15.9 million (of which $7.2 million were MAC loans) and represented 8% of the Company’s loan portfolio at December 31, 2001.  Such loans bear interest at fixed rates ranging from 7% to 18%.

M&M Joint Venture

In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and approximately thirty other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Lending Activities

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

Loan Portfolio Composition

	At December 31,
	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate
Commercial	$69,209	37%	$59,277	36%	$49,161	36%	$48,896	38%	$40,984	34%
Construction	6,678	4%	4,623	3%	1,937	2%	1,833	1%	3,012	3%
Residential	35,040	19%	26,112	16%	23,390	17%	22,279	18%	26,638	22%
Home equity	17,675	9%	18,830	11%	18,054	13%	19,362	15%	20,036	17%
Total real estate	128,602	69%	108,842	66%	92,542	68%	92,370	72%	90,670	76%
Commercial	43,533	23%	42,459	25%	33,686	25%	28,322	22%	20,757	18%
Consumer	15,945	8%	14,622	9%	9,994	7%	6,963	6%	7,461	6%
Total loans	$188,080	100%	$165,923	100%	$136,222	100%	$127,655	100%	$118,888	100%
Less allowance for loan losses	(2,986)		(2,658)		(2,274)		(2,023)		(1,717)
Total	$185,094		$163,265		$133,948		$125,632		$117,171

The following table sets forth as of December 31, 2001, commercial and construction loans by scheduled due date for the periods indicated.  Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.

Loan Maturity Schedule

	At December 31, 2001
	Due in one year or less	Due after one year but before 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial	$22,130	$17,126	$4,277	$43,533
Construction	6,678	—	—	6,678

Commercial and construction loans maturing after one year:

Predetermined interest rates	$8,382
Floating or adjustable interest rates	13,021
Total	$21,403

                                           The following is a summary of non–performing assets at the dates indicated:

Non-Performing Assets

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans:
Non-accrual loans	$432	$421	$266	$148	$181
Loans 90 days or more past due but still accruing	75	104	—	4	3
Restructured loans	—	—	—	—	—
Non-performing loans	507	525	266	152	184
OREO	221	90	50	12	43

Non-performing assets	$728	$615	$316	$164	$227
Non-performing loans as a percentage of total loans	0.27%	0.32%	0.19%	0.12%	0.15%
Non-performing assets as a percentage of total assets	0.26%	0.25%	0.15%	0.08%	0.13%
Non-performing assets as a percentage of total loans and OREO	0.39%	0.37%	0.23%	0.13%	0.19%

At December 31, 2001, loans on non-accrual status totaled $432,000. Interest income not recognized on non-accrual loans was $30,000 in 2001.  There was no interest income recognized on non-accrual loans in 2001.

Adversely Classified Assets

The Bank’s management adversely classifies certain assets as “doubtful” or “loss” based on criteria established under banking regulations.  An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2001, the Bank had $2.9 million of loans that were classified as substandard and $203,000 classified as doubtful.  This compares to $1.9 million and $120,000 of loans that were classified as substandard and doubtful, respectively, at December 31, 2000.  The Bank had no loans which were classified as loss at either date.  Total classified loans as a percentage of total loans increased to 1.6% at December 31, 2001 from 1.2% at December 31, 2000.  Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan.  As of December 31, 2001 and 2000, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to approximately 16% of the total loan balances adversely classified.  At December 31, 2001, included in the $3.1 million of loans that were classified as substandard and doubtful were $2.8 million of performing loans.  This compares to $2.1 million of adversely classified performing loans as of December 31, 2000.  These amounts constitute loans that, in the opinion of management, could potentially migrate to non-performing or loss status.

Allowance for Loan Losses

The following table sets forth activity in the Company’s allowance for loan losses during the years indicated:

Summary of Loan Loss Experience

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Total net loans outstanding at the end of year (1)	$185,094	$163,265	$133,948	$125,632	$117,171
Average net loans outstanding during the year (1)	$171,692	$150,553	$127,595	$119,144	$109,263
Allowance for loan losses, beginning of year	$2,658	$2,274	$2,023	$1,717	$1,450
Loans charged off during the period:
Real estate:
Commercial	—	—	(66)	—	(6)
Residential	—	—	—	(20)	(16)
Home equity	(20)	(14)	—	(7)	—
Commercial	(65)	(9)	(10)	(20)	(23)
Consumer	(99)	(42)	(49)	(31)	(55)
Total	(184)	(65)	(125)	(78)	(100)
Recoveries of loans previously charged off:
Real estate:
Commercial	—	—	—	—	—
Residential	22	22	22	22	12
Home equity	—	—	—	—	—
Commercial	1	1	7	—	—
Consumer	15	3	2	2	—
Total	38	26	31	24	12
Net loans charged off during the year	(146)	(39)	(94)	(54)	(88)
Provisions charged to income statement	474	423	345	360	355
Allowance for loan losses, end of year	$2,986	$2,658	$2,274	$2,023	$1,717
Ratios:
Net charge-offs to average loans outstanding	0.08%	0.03%	0.07%	0.04%	0.08%
Net charge-offs to loans, end of period	0.08%	0.02%	0.07%	0.04%	0.07%
Allowance for loan losses to average loans outstanding	1.71%	1.74%	1.75%	1.67%	1.55%
Allowance for loan losses to loans, end of year	1.59%	1.60%	1.67%	1.58%	1.44%
Allowance for loan losses to non-performing loans	588.95%	506.29%	854.89%	1330.92%	933.15%

(1) Excludes loans held for sale.

The provision for loan losses was $474,000 for the twelve month period ended December 31, 2001 and $423,000 for the same period ended December 31, 2000. The allowance for loan losses was $3.0 million at December 31, 2001, which was an increase of $328,000 or 12% over the amount at December 31, 2000.

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

	At December 31,
	2001		2000		1999		1998		1997
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial and Commercial Real Estate (1)	$1,574	60%	$1,321	61%	$1,111	61%	$999	60%	$989	52%
Construction	33	4%	23	3%	10	2%	9	1%	15	3%
Residential	285	19%	223	16%	122	17%	120	18%	134	22%
Home equity	220	9%	236	11%	179	13%	193	15%	199	17%
Consumer	424	8%	310	9%	272	7%	179	6%	200	6%
Off-Balance Sheet	212	—	—	—	—	—	—	—	—	—
Unallocated	238	—	545	—	580	—	523	—	180	—
Total allowance for loan losses	$2,986	100%	$2,658	100%	$2,274	100%	$2,023	100%	$1,717	100%

(1)                                  Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by lenders, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an evaluation as to the adequacy of the allowance for loan losses on a quarterly basis.  At December 31, 2001, although management of the Company believes that the allowance for loan losses is adequate, future additions may be necessary if economic conditions, real estate values and other factors differ substantially from the current operating environment.

On a quarterly basis, an analysis of the adequacy of the loan loss reserve is reviewed by the Board of Directors.  The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation.

The specific credit allocation is established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.  Specific allowances include a detailed review of each impaired loan in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” and an allocation is made based on this analysis.  At December 31, 2001, loans totaling $439,000 had specific allowances of $172,000 compared with loan balances of $347,000 at December 31, 2000 which had specific allowances of $113,000.

The general portfolio allocation is calculated by applying loss factors to outstanding loans and outstanding commitments based on internal credit rating of those loans.  Changes in credit ratings affect the amount of the general allowance.  Loss factors for credit rated and pooled loans are based on historical loss experience and long-term industry benchmarks for losses adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  Such factors are derived based upon the collective wisdom and experience of management, examiners and auditors and are adjusted based on past experience, current economic conditions and trends in the portfolio.  At December 31, 2001 and 2000, the general allowance totaled $2.6 million and $2.0 million, respectively.

The subjective determined allocation represents the unallocated portion of the allowance for loan losses. The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the specific and general allowances.  The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

•                  then existing general economic and business conditions affect our key lending areas;

•                  credit quality trends, including trends in non-performing and past due loans expected to result from existing conditions;

•                  collateral values;

•                  loan volumes and concentrations;

•                  seasoning of the loan portfolio;

•                  specific industry conditions within portfolio segments;

•                  recent loss experience in particular segments of the portfolio;

•                  duration of the current business cycle;

•                  bank regulatory examination results; and

•                  findings of our internal credit examiners.

The unallocated portion of the allowance for loan losses decreased to $238,000 at December 31, 2001 from $545,000 at December 31, 2000.  The decrease in unallocated reserve was due to allocating additional reserves to off-balance sheet credit risk.  Management determined that the unallocated portion of the allowance is necessary due to a number of factors impacting the local economy that have not yet been fully reflected in the financial information provided by borrowers.  These factors include a recovering economy, high energy and medical costs, and depressed conditions in certain natural resource-based industries, such as commercial fishing, timber and agriculture.  While these factors are not yet identifiable with respect to specific borrowers, the Company has determined an overall increase in the allowance for loan losses to be necessary to provide for resultant expected losses.

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

Investment Activities

The Company’s investment portfolio serves three important functions: first, it enables the adjustment of the balance sheet’s sensitivity to changes in interest rate movements; second, it provides an outlet for investing excess funds; and third, it provides liquidity.  The investment portfolio is structured to maximize the return on invested funds within conservative risk guidelines.

The composition of the investment portfolio as of December 31, 2001 was 25% U.S. Treasury notes and U.S. Government agencies and corporations, 54% mortgage-backed securities and collateralized mortgage obligations and 21% other securities.  The comparable distributions for December 31, 2000 were 40% U.S. Treasury notes and U.S. Government agencies and corporations, 48% mortgage-backed securities and collateralized mortgage obligations and 12% other securities.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated:

Investment Securities Portfolio Composition

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
Securities held to maturity (1):
Mortgage-backed securities and collateralized mortgage obligations	$—	$—	$262
Securities available for sale (2):
U.S. Treasury securities	$1,030	$7,017	$15,005
U.S. Government agencies and corporations	17,376	16,866	16,477
Mortgage-backed securities and collateralized mortgage obligations	38,684	28,382	21,201
State and local government debt securities	5,254	2,514	1,620
Certificates of deposit	4,457	3,663	2,971
U.S. Government and agency money market funds	3,130	—	2,632
Other securities (3)	1,676	1,244	1,307

Total	$71,607	$59,686	$61,213

(1)           Carried at amortized cost.

(2)           Carried at estimated market value.

(3)           Includes FHLB stock, Federal Reserve stock, FNMA stock and marketable equity securities.

Maturity Schedule of Securities Available for Sale

	At December 31, 2001 (At Market Value)
	One year or less		Over one year through 5 years		Over 5 years through 10 years		Over 10 years		Total
	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)
	(Dollars in thousands)
U.S. Treasury securities	$1,030	6.19%	$—	—	$—	—	$—	—	$1,030	6.19%
U.S. Government agencies and corporations	6,643	6.31%	10,733	5.12%	—	—	—	—	17,376	5.57%
Mortgaged-backed securities and collateralized mortgage obligations	—	—	951	6.72%	8,238	6.08%	29,495	5.94%	38,684	5.99%
States and local government debt securities	3,235	3.57%	690	7.29%	1,154	7.54%	175	7.18%	5,254	5.05%
Certificates of deposit	4,457	3.19%	—	—	—	—	—	—	4,457	3.19%
U.S. Government and agency money market funds	3,130	2.14%	—	—	—	—	—	—	3,130	2.14%
Other securities	1,676	4.72%	—	—	—	—	—	—	1,676	4.72%
Total	$20,171	4.08%	$12,374	5.36%	$9,392	6.26%	$29,670	5.95%	$71,607	5.36%

(1)         Yield is adjusted for the effect of tax-exempt securities assuming a Federal tax rate of 34%.  Yield is calculated using amortized cost.

Deposit Activities

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

Average Deposit Balances and Rates

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest checking	$32,284	—	16%	$29,234	—	16%	$26,052	—	16%
Interest checking	26,548	1.74%	13%	21,170	2.07%	12%	18,982	1.75%	12%
Money market	22,665	3.01%	11%	16,971	4.51%	9%	9,902	2.86%	6%
Savings	37,383	2.88%	19%	42,037	3.95%	23%	48,486	3.82%	30%
Certificates of deposit	82,160	5.52%	41%	74,223	5.82%	40%	58,757	5.38%	36%

Total	$201,040		100%	$183,635		100%	$162,179		100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank.  Management believes that substantially all the Bank’s depositors are residents in its primary market area.  As of December 31, 2001, the Bank had $6.3 million in brokered deposits.

The following table summarizes at December 31, 2001 the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity:

December 31, 2001
(Dollars in thousands)
Maturity Period:
Less than three months	$12,535
Over three months through six months	4,268
Over six months through twelve months	2,656
Over twelve months	9,950
Total	$29,409

Short-Term Borrowings

The borrowings utilized by the Bank primarily have been securities sold under agreements to repurchase. Other short-term borrowings generally include federal funds purchased, FHLB advances, treasury, tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury, which are repaid upon notification by the U.S. Treasury.

The following table sets forth certain information regarding securities sold under agreement to repurchase for the dates indicated:

	At or for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Average balances outstanding	$16,453	$13,055	$13,299
Maximum amount outstanding at any month- end during the year	$23,539	$15,930	$14,502
Balance outstanding at end of year	$19,138	$14,168	$13,791
Weighted average rate during the year	3.21%	4.69%	3.86%
Weighted average rate at end of year	1.59%	4.82%	4.35%

Federal and State Taxation

General

The Company, the Bank and MAC file a consolidated federal income tax return on a fiscal year basis.  Consolidated returns have the effect of eliminating intercompany distributions, including dividends and inter-company interest income and expense, from the computation of consolidated taxable income for the taxable year in which the distributions occur.  Banks and bank holding companies are subject to federal income taxes in the same manner as other corporations.  In accordance with an income tax sharing agreement, income tax charges or credits will be allocated to the Company, the Bank and MAC on the basis of their respective taxable income or loss included in the consolidated income tax return.

Federal Income Taxation

Although the Bank’s income tax liability is determined under provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which is applicable to all taxpayers or corporations, Sections 581 through 597 of the Code apply specifically to financial institutions.

The two primary areas in which the treatment of financial institutions differ from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions.  Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets.  Banks are allowed a statutory method for calculating a reserve for bad debt deductions.  Based on the asset size of the Bank, it is permitted to maintain a bad debt reserve calculated on an experience method, based on charge-offs for the current and preceding five years or a  “grandfathered” base year reserve, if larger.

State and Local Taxation

The Company on a consolidated basis is subject to a separate state franchise tax in lieu of state corporate income tax.  The amount of the tax is the sum of 1% of Maine net income and $.08 per $1,000 of Maine assets as defined in Maine law.  Maine assets are the corporation’s total end of the year assets as reported on the federal income tax return.  Maine net income is the corporation’s net income or loss as reported on the federal income tax return which is apportioned to Maine under Maine law.

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

Financial Holding Company Regulation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Act”), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

Under the Act, bank holding companies may elect to be regulated as financial holding companies.  Financial holding companies may engage in activities that are financial in nature or incidental or complementary to activities which are financial in nature.  Bank holding companies may qualify to become a financial holding company if:

•                  each of its depository institution subsidiaries is “well capitalized”;

•                  each of its depository institution subsidiaries is “well managed”;

•                  each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•                  the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

The Company filed an election to be treated as a financial holding company with the Federal Reserve Bank of Boston in March 2000.  As a result, the Company is currently regulated as a financial holding company. As a financial holding company, the Company may conduct those activities which are considered financial in nature under a new section 4(k) of the BHCA. These activities include:

•                  Activities permissible for bank holding companies prior to the enactment of the Act;

•                  Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•                  Underwriting and selling insurance;

•                  Providing financial, investment, or advisory services;

•                  Selling pools of assets;

•                  Underwriting, dealing in, or making a market in securities; and

•                  Merchant banking.

The FRB also has the power to determine by regulation or order additional financial activities which would be permissible for financial holding companies.  In addition, in order to commence a new activity  Merrill Merchants Bank must have received a “satisfactory” on its latest CRA exam.

The USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•                  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.  Rules promulgated under this Section are due by April 24, 2002.

•                  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•                  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.  Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.

•                  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•                  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

General

As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA.  The Company is also subject to the regulation and supervision of the Maine Bureau of Banking by virtue of provisions of Maine law which govern financial institution holding companies such as the Company.  Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares).  Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Banking before acquiring more than 5%

of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution.  Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period.  Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company’s Common Stock and Preferred Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

Before any “company,” as defined in the BHCA, may acquire “control,” as defined in the BHCA, over the Company, the prior approval of the Federal Reserve Board generally is required.  In addition, before any individual or entity which is not required to seek prior approval from the Federal Reserve Board may acquire control of the Company, prior notice to the Federal Reserve Board generally is required.  Similarly, notice to and approval by the Maine Superintendent of the Bureau of Banking is required before any “financial institution holding company,” as defined in the Maine Banking Code, may acquire more than 5% of a Maine financial institution or Maine financial institution holding company.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of cash flow of the Company, including cash flow to pay dividends on its stock is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

In addition to the statutory prohibition against the withdrawal of any portion of the Bank’s capital and certain statutory limitations on the payment of dividends, under Maine law the Bank may not pay dividends if it is insolvent or if the payment of such dividends would render the Bank insolvent.  In addition, Maine law generally requires that dividends may be paid only out of either unreserved and unrestricted earned surplus or out of the unreserved and unrestricted net earnings of the then current and preceding fiscal years.  If the dividends are to be paid only out of net earnings, shareholders must be notified of the source of the dividend and of the fact that there was no earned surplus from which to pay the dividend.

The payment of dividends by any state bank that is a member of the Federal Reserve System is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board.   The regulations and restrictions on dividends paid by the Bank may limit the Company’s ability to obtain funds from such dividends for its cash needs, including funds for payment of operating expenses, and dividends on the Common Stock.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice.  Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.  In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.  See “FDICIA.”

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

Capital Adequacy

The federal banking agencies have adopted risk-based capital guidelines for banks and bank holding companies.  The minimum guideline for the ratio of total capital to risk-weighted assets (“Total Risk Based Capital” ratio) for “adequately capitalized” institutions is 8%.  The minimum adequate capitalization guideline for the ratio of Tier 1 Capital to risk-weighted assets (“Tier 1 Risk Based Capital” ratio) is 4%.

In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies.  Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for banks that meet certain specific criteria and 4% for other institutions.  The Company’s Leverage Ratio at December 31, 2001 was 9.04%.  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.  See “FDICIA.”

Holding Company Structure and Support of the Bank

Because the Company is the parent holding company of the Bank, its right to participate in the assets of any subsidiary upon the Bank’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of bank subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (i) the default of a commonly-controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly-controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.  The FDIC’s claim for damages is superior to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.  The Bank is subject to these cross-guarantee provisions.

The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company’s actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2001.

	Company Regulatory Minimum	Company	Bank

Tier 1 capital	4.00%	13.69%	10.71%
Total risk-based capital	8.00%	15.11%	11.97%

FDICIA

The FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC insured depository institutions that do not meet minimum capital requirements.  The FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

The Company and the Bank, at December 31, 2001 and 2000, were “well capitalized” under the criteria discussed above.

FDIC Insurance Premiums

The Bank is required to pay semiannual FDIC deposit insurance assessments.  Each financial institution is assigned to one of three capital groups –– well capitalized, adequately capitalized or undercapitalized –– and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.  The FDIC is authorized by federal law to raise insurance premiums in certain circumstances.  Any increase in premiums would have an adverse effect on the Bank and the Company’s earnings.  Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

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

Interstate Act

Subject to certain conditions and exceptions, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) permits mergers of national and state banks across state lines unless the state has opted out of the interstate bank merger provisions, (iii) permits branching de novo by national and state banks into other states and (iv) permits certain interstate bank agency activities one year after enactment.  Subject to certain limitations, Maine law permits out of state financial institutions, federal associations and national banks to establish de novo branches or to acquire branches in Maine.

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

Federal Securities Law

The common stock of the Company is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Other Regulations

Interest and certain other charges collected or contracted for by banks are subject to state usury laws and certain federal laws concerning interest rates.  The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.  The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ITEM 2.               DESCRIPTION OF PROPERTY

The Company’s headquarters and the Bank’s main branch are located at 201 Main Street, Bangor, Maine, in a two-story building owned by the Bank.  The building contains approximately 17,000 square feet.  As of December 31, 2001, the Company’s properties and leasehold improvements had an aggregate net book value of $2.7 million.

Location	Ownership	Year Opened	Lease or License Expiration (1)
Corporate Headquarters of the Bank and the Company 201 Main Street Bangor, Maine 04401	Owned	1992	—

Branch Offices: 992 Union Street Bangor, Maine 04401	Leased	1997	2017

992 Union Street, Suite 1A Bangor, Maine 04401	Leased	1998	2002

920 Stillwater Avenue Bangor, Maine 04401	Leased	1994	2014

366 Wilson Street Brewer, Maine 04412	Leased	1995	2015

69 Main Street Orono, Maine 04473	Leased	1992	2007

27 Main Street Pittsfield, Maine 04967	Owned	1992	—

1007 Main Road Holden, Maine 04492	Owned	2000	—

58 Elm Street Waterville, Maine 04901	Leased	2001	2003

Supermarket Office: Newport Plaza 44 Moosehead Trail Newport, Maine 04953	Leased	1997	2007

Convenience Store Offices: 191 River Road Orrington, Maine 04474	Leased	1999	2019

2 Main Street Milford, Maine 04461	Leased	2000	2020

(1)  Lease expiration dates assume all options to extend lease term are exercised.

ITEM 3.               LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER  MATTERS

The following information included in the Merrill Merchants Bancshares, Inc. 2001 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference: “Market for Common Stock” on page 11 of the Annual Report.

ITEM 6.                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                              OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: “Selected Financial Highlights” on page 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 11 of the Annual Report.

ITEM 7.               FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: “Audited Financial Statements and Notes to Consolidated Financial Statements” on pages 12 through 30 of the Annual Report.

ITEM 8.               CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                             AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.                                             DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE

                             WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information included in the Company’s 2001 Proxy Statement for the 2002 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference: “Election of Directors of Merrill Merchants Bancshares, Inc.,”  “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 6, 14 and 19 of the Proxy Statement.

ITEM 10.             EXECUTIVE COMPENSATION

The following information included in the Proxy Statement is incorporated herein by reference: “Remuneration of Directors and Officers,” and “Interests in Certain Transactions” on pages 13 through 18 of the Proxy Statement.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                             MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference:  “Voting Securities” on page 4 of the Proxy Statement.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference:“Interests in Certain Transactions” on page 18 of the Proxy Statement.

ITEM 13.             EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)           The following financial statements included in the 2001 Annual Report are incorporated herein by reference:

Consolidated Statements of Financial Condition —  December 31, 2001 and 2000;

Consolidated Statements of Income — Years Ended December 31, 2001 and 2000;

Consolidated Statements of Changes in Shareholders Equity — December 31, 2001 and 2000;

Consolidated Statements of Cash Flows — Years Ended December 31, 2001 and 2000; and

Notes to Consolidated Financial Statements — Years Ended December 31, 2001 and 2000.

(b)           Exhibits.           The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc.*

3.2	By-laws of Merrill Merchants Bancshares, Inc.*

4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*

10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company.*

10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company.*

10.3	Employment Agreement with William C. Bullock, Jr. **

10.4	Financial Services Agreement with Financial Institutions Service Corporation.*

10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement.*

10.6	Form of Unfunded Deferred Compensation Agreement.*

10.7	Form of Executive Supplemental Retirement Plan.*

10.8	Form of Mandatory Convertible Debentures.*

10.9	Correspondent Trust Services Agreement with Northern Trust Company.*

10.10	Stock Option Plan, as amended.*

10.11	Form of Stock Option Agreement.*

10.12	1998 Directors’ Deferred Compensation Plan.*

13	Annual Report to Shareholders for the Year Ended December 31, 2001.

21	Subsidiaries of the Registrant.***

23	Consent of Berry Dunn McNeil & Parker.

99	2002 Proxy Statement. (previously filed on March 15, 2002).

*Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

** Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2000.

*** Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1999.

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

Name	Title	Date

/s/ Edwin N. Clift	Director, President and Chief Executive Officer (Principal executive officer)	March 27, 2002
Edwin N. Clift

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	March 27, 2002
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Chairman of the Board	March 27, 2002
William C. Bullock, Jr.

/s/ Joseph H. Cyr	Director	March 27, 2002
Joseph H. Cyr

/s/ Perry B. Hansen	Director	March 27, 2002
Perry B. Hansen

/s/ Robert E. Knowles	Director	March 27, 2002
Robert E. Knowles

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	March 27, 2002
Frederick A. Oldenburg, Jr., M.D.

/s/ Lloyd D. Robinson	Director	March 27, 2002
Lloyd D. Robinson

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	March 27, 2002
Dennis L. Shubert, M.D., Ph.D.

/s/ Susan B. Singer	Director	March 27, 2002
Susan B. Singer