Form 10QSB
period 2002-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2002-05-10
CIK 913072

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2002

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

MAINE	01-0471507
(State or other jurisdiction of	(IRS Employer ID No.)
incorporation or organization)

201 Main Street, Bangor, Maine	04401
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number, including area code: 207-942-4800.

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒              No: ☐

The number of shares outstanding for the issuer’s classes of common stock as of April 30, 2002 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	2,809,852

Transitional Small Business Disclosure Format:             Yes: ☐              No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U. S. generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine

May 6, 2002

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31, 2002	December 31, 2001
(in thousands, except number of shares and per share data)	(Unaudited)
ASSETS
Cash and due from banks	$8,628	$9,789
Federal funds sold	1,400	—
Interest-bearing deposits with banks	37	55
Total cash and cash equivalents	10,065	9,844
Investment securities — available for sale	65,841	71,607
Loans held for sale	544	1,060
Loans receivable	194,714	188,080
Less allowance for loan losses	3,049	2,986
Net loans receivable	191,665	185,094
Other real estate owned	221	221
Properties and equipment, net	3,654	3,674
Cash surrender value of life insurance	3,469	2,900
Deferred income tax benefit	558	505
Accrued income and other assets	3,587	3,292
Total assets	$279,604	$278,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$31,476	$39,242
Savings and NOW deposits	99,794	96,416
Certificates of deposit	86,691	83,651
Total deposits	217,961	219,309
Securities sold under agreements to
repurchase (term and demand)	17,075	19,138
Other borrowed funds	14,642	10,654
Accrued expenses and other liabilities	2,949	2,811
Mandatory convertible debentures	300	300
Total liabilities	252,927	252,212
Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,823,353 shares and outstanding 2,800,956 shares in 2002 and issued 2,741,232 shares and outstanding 2,667,217 shares in 2001	2,823	2,741
Capital surplus	19,915	18,794
Retained earnings	3,711	4,601
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $233 and $294 in 2002 and 2001, respectively	451	600
Treasury stock, at cost (22,397 shares in 2002 and 74,015 shares in 2001)	(243)	(771)
Total shareholders’ equity	26,677	25,985
Total liabilities and shareholders’ equity	$279,604	$278,197

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
(in thousands, except number of shares and per share data)

Interest and dividend income

Interest and fees on loans	$3,686	$3,937
Interest on investment securities	872	911
Dividends on investment securities	23	22
Interest on federal funds sold and interest- bearing deposits	—	2
Total interest and dividend income	4,581	4,872
Interest expense
Interest on deposits	1,252	1,868
Interest on borrowed funds	233	331
Total interest expense	1,485	2,199
Net interest income	3,096	2,673
Provision for loan losses	120	111
Net interest income after provision for loan losses	2,976	2,562
Non-interest income
Service charges on deposit accounts	189	165
Other service charges and fees	281	250
Trust fees	264	262
Other	76	70
Net gain on sale of mortgage loans	145	40
Total non-interest income	955	787
Non-interest expense
Salaries and employee benefits	1,363	1,221
Occupancy expense	206	200
Equipment expense	165	172
Data processing	130	117
Other	678	639
Total non-interest expense	2,542	2,349
Income before income taxes	1,389	1,000
Income tax expense	474	334
Net income	$915	$666

Per share data
Basic earnings per common share	$.33	$.24
Diluted earnings per common share	$.28	$.21

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Shareholders Equity

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	—	—	—	666	—	—	666
Change in unrealized gain on securities available for sale, netof deferred income taxes of $240	—	—	—	—	466	—	466
Total comprehensive income	—	—	—	666	466	—	1,132
Treasury stock purchased (304 shares at an average price of $10.36)	—	—	—	—	—	(3)	(3)
Common stock options exercised, 17,698 shares	—	—	—	(190)	—	199	9
3% common stock dividend declared	—	80	778	(858)	—	—	—
Common stock cash dividend declared,$0.07 per share	—	—	—	(188)	—	—	(188)
Convertible cumulative preferred stock dividends declared, $.99 per share	—	—	—	(19)	—	—	(19)

Balance at March 31, 2001	$20	$2,741	$18,736	$2,847	$475	$(596)	$24,223

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	915	—	—	915
Change in unrealized gain on securities available for sale, net of deferred income taxes of $(61)	—	—	—	—	(149)	—	(149)
Total comprehensive income	—	—	—	915	(149)	—	766
Treasury stock purchased (6,500 shares at an average price of $12.34)	—	—	—	—	—	(80)	(80)
Common stock options exercised, 58,770 shares	—	—	—	(337)	—	608	271
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared,$0.09 per share	—	—	—	(252)	—	—	(252)
Convertible cumulative preferred stock dividends declared, $.54 per share	—	—	—	(11)	—	—	(11)

Balance at March 31, 2002	$20	$2,823	$19,915	$3,711	$451	$(243)	$26,677

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
(in thousands)

Cash flows from operating activities

Net income	$915	$666
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	114	119
Amortization	83	103
Net amortization (accretion) on investment securities	(1)	22
Deferred income taxes	18	(403)
Provision for loan losses	120	111
Net gain on sale of mortgage loans and property and equipment	(89)	(27)
Net change in:
Loans held for sale	516	(349)
Deferred loan fees, net	18	(2)
Accrued income and other assets	(95)	(205)
Accrued expenses and other liabilities	138	594
Net cash provided by operating activities	1,737	629
Cash flows from investing activities
Net loans made to customers	(6,652)	(4,255)
Acquisition of premises and equipment and computer software	(115)	(91)
Purchase of investment securities available for sale	(10,956)	(10,353)
Proceeds from sales and maturities of investment securities available for sale	16,238	8,622
Acquisition of life insurance policies	(535)	—
Proceeds from sale of other real estate owned	—	50
Net cash used by investing activities	(2,020)	(6,027)

Cash flows from financing activities

Net decrease in demand, savings and NOW deposits	(4,388)	(8,508)
Net increase in certificates of deposit	3,040	912
Net increase (decrease) in securities sold under agreement to repurchase	(2,063)	4,124
Net increase in other borrowed funds	2,453	2,162
Long-term advances from the Federal Home Loan Bank	3,746	2,000
Payments on long-term advances	(2,211)	(153)
Dividends paid on convertible cumulative preferred stock and common stock	(264)	(208)
Purchase of treasury stock	(80)	(3)
Proceeds from stock issuance	271	9
Net cash provided by financing activities	504	335
Net increase (decrease) in cash and cash equivalents	221	(5,063)
Cash and cash equivalents, beginning of period	9,844	11,853
Cash and cash equivalents, end of period	$10,065	$6,790

Supplemental disclosures of cash flow information

Cash paid for interest	$1,521	$2,168
Transfers to other real estate owned	—	12
Income tax paid	441	807

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank).  Effective March 29, 2002, Maine Acceptance Corporation, a subsidiary of the Company, was merged into the Bank.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions and balances are eliminated in consolidation.  The income reported for the 2002 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,
	2002	2001
(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$915	$666
Preferred stock dividends declared	(11)	(19)
Income available to common shareholders	$904	$647
Weighted-average shares outstanding	2,764,510	2,752,715
Basic earnings per share	$0.33	$0.24

Diluted earnings per share
Net income, as reported	$915	$666
Interest on mandatory convertible debentures, net of tax	2	5
Income available to common shareholders	$917	$671
Weighted-average shares outstanding	2,764,510	2,752,715
Effect of stock options, net of assumed treasury stock purchases	181,357	195,314
Effect of convertible preferred stock	229,599	229,599
Effect of mandatory convertible debentures	76,530	76,530
Adjusted weighted-average shares outstanding	3,251,996	3,254,158
Diluted earnings per share	$0.28	$0.21

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period.  Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2002 and 2001.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 142,  “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are effective on January 1, 2002.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.  Certain acquisition transactions do not fall under the scope of SFAS No. 142; therefore, the Company is continuing to amortize goodwill in accordance with SFAS No. 72.  SFAS No. 144 provides guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets.  Adoption of these statements had no material impact on the Company’s consolidated financial condition and results of operations.

Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” was issued in December 2001.  The SOP is effective for financial statements issued for the fiscal years beginning after December 15, 2001.  The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides.  Management does not expect this statement to affect the Company’s consolidated financial condition and results of operations.

NOTE 4 — STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of March 31, 2002, and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	384,682	$5.44
Granted during the period	7,900	14.08
Exercised during the period	(58,770)	4.61
Forfeited during the period	(1,060)	10.02
Additional shares for which options are exercisable due to stock dividends	9,961	—
Outstanding at end of period	342,713	$5.61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment;  (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company and the Bank.

I.                                   COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Total assets increased $1.4 million or 1% to $279.6 million during the first three months of 2002.  The loan portfolio increased $6.6 million or 4% and was driven by the strong demand for small business loans and use of commercial lines of credit.  The loan growth was funded by the decrease in the investment portfolio of $5.8 million.

Total deposits decreased $1.3 million or 1% to $218.0 million for the first three months of 2002.  This decrease is consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.  Interest bearing checking account balances decreased $7.7 million since December 31, 2001 while savings and NOW deposits increased $3.4 million since year end and certificate of deposit (CD) balances grew by $3.0 million.  As of March 31, 2002, the Bank has $15.9 million of negotiated CD’s obtained in the national market with maturities between three and five years.

In originating loans, the Company recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an adequate allowance for loan losses based on, among other things, industry standards, management’s experience, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.0 million at March 31, 2002 (1.57% of total loans), an increase of $63,000 since year end.

II.                             RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net income for the three months ended March 31, 2002 was $915,000, an increase of $249,000 or 37% from the same period in 2001.  The increase in earnings between the periods was attributable to loan growth, income from brisk mortgage refinance activity and an increase in the net interest margin.  Diluted earnings per share increased 33% to $.28 per share for the three months of 2002 compared to $.21 per share for the same period in 2001.

The annualized return on average assets for the three months ended March 31, 2002 and 2001 was 1.34% and 1.11%, respectively.  Return on average shareholders’ equity on an annualized basis for the first quarter of 2002 and 2001 was 14.41% and 11.50%, respectively.

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

Net interest income for the three months ended March 31, 2002 was $3.1 million, a 16% increase over the net interest income for the first three months of 2001 of $2.7 million.  This increase is due to an increase in average loans to $192.4 million in 2002 from $168.7 million in 2001 and an increase in the Company’s net interest margin to 4.75% for the three months ended March 31, 2002 compared to 4.66% for the same period in 2001.

The reduction in the Federal Funds rate of 475 basis points in 2001 resulted in a decline in the average rate earned on interest-earning assets to 7.07% from 8.56% for the three months ended March 31, 2002 and 2001, respectively.  The average interest rate incurred on interest-bearing liabilities also declined for the three month period in 2002 and 2001 to 2.81% from 4.73%, respectively, on average interest-bearing liabilities of $214.4 million in 2002 and $188.6 million in 2001.

IV.           NON-INTEREST INCOME

Non-interest income was $955,000 for the three months ended March 31, 2002 as compared to $787,000 for the same period in 2001.  Non-interest income increased $168,000 or 21% in 2002. The increase in fee income is primarily due to an increase in gains on sale of mortgage loans of $105,000 for the first quarter of 2002.  In addition, service fees on deposit accounts increased 15% from a year ago due to an increase in service fees combined with an increase in number of deposit accounts.

V.                                    NON-INTEREST EXPENSE

Non-interest expense was $2.5 million for the period ended March 31, 2002 compared to $2.3 million for the same period last year.  Non-interest expense increased $193,000 or 8%.  Personnel costs increased 12% from a year ago and represent $142,000 of the total increase in operating expenses. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth of 13% since March 31, 2001.

VI.                                CAPITAL

A 3% common stock dividend was declared on March 21, 2002.  Cash dividends per share declared on common stock were $.09 for the first quarter of 2002.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2002, of 13.69% and 15.10%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2001 were 13.69% and 15.11%.

During 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 255,416 shares of the Company’s common stock of which the Company has repurchased 181,669 shares.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 17, 2002.  The proposals submitted to the shareholders and the tabulation of votes were as follows:

1. Election of three candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld	Broker Non-votes
Perry B. Hansen	2,439,418	32,193	—
Frederick A. Oldenburg, Jr., M.D.	2,438,988	32,686	—
Dennis L. Shubert, M.D., Ph.D.	2,439,503	32,171	—

2.  Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent public accountants for the fiscal year ending December 31, 2002.

The number of votes cast with respect to this matter is as follows:

For	Against	Abstain	Broker Non-votes
2,435,756	34,693	1,408	—

Item 5         Other Information                                                                                                                        None

Item 6         Exhibits and Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on April 22, 2002 reporting in Item 9 a copy of a presentation provided at its 2002 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date:	May 10, 2002	By: /s/ Edwin N. Clift
Edwin N. Clift President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2002	By: /s/ Deborah A. Jordan
Deborah A. Jordan Executive Vice President and Treasurer (Principal Financial and Accounting Officer)