Form 10QSB
period 2002-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2002-08-09
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2002

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

MAINE	01-0471507
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

201 Main Street Bangor, Maine 04401
(Address of Principal Executive Office)

Issuer’s telephone number, including area code: 207-942-4800.

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒         No: ☐

The number of shares outstanding for the issuer’s classes of common stock as of July 31, 2002 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	2,868,156

Transitional Small Business Disclosure Format:             Yes: ☐              No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
August 5, 2002

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30, 2002	December 31, 2001
(in thousands, except number of shares and per share data)	(Unaudited)
ASSETS
Cash and due from banks	$8,795	$9,789
Interest-bearing deposits with banks	45	55
Total cash and cash equivalents	8,840	9,844
Investment securities - available for sale	69,691	71,607
Loans held for sale	635	1,060
Loans receivable	203,076	188,080
Less allowance for loan losses	3,149	2,986
Net loans receivable	199,927	185,094
Other real estate owned	10	221
Properties and equipment, net	3,668	3,674
Cash surrender value of life insurance	3,511	2,900
Deferred income tax benefit	426	505
Accrued income and other assets	3,569	3,292
Total assets	$290,277	$278,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$38,094	$39,242
Savings and NOW deposits	104,609	96,416
Certificates of deposit	86,257	83,651
Total deposits	228,960	219,309
Securities sold under agreements to repurchase (term and demand)	18,935	19,138
Other borrowed funds	11,354	10,654
Accrued expenses and other liabilities	2,837	2,811
Mandatory convertible debentures	300	300
Total liabilities	262,386	252,212
Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,860,473 shares and outstanding 2,851,675 shares in 2002 and issued 2,741,232 shares and outstanding 2,667,217 shares in 2001	2,861	2,741
Capital surplus	20,020	18,794
Retained earnings	4,278	4,601
Accumulated other comprehensive income Unrealized gain on securities available for sale, net of tax of $429 and $294 in 2002 and 2001, respectively	834	600
Treasury stock, at cost (8,798 shares in 2002 and 74,015 shares in 2001)	(122)	(771)
Total shareholders’ equity	27,891	25,985
Total liabilities and shareholders’ equity	$290,277	$278,197

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2002	2001	2002	2001

Interest and dividend income

Interest and fees on loans	$3,716	$4,013	$7,402	$7,950
Interest on investment securities	802	898	1,674	1,809
Dividends on investment securities	59	24	82	46
Interest on federal funds sold and interest-
bearing deposits	—	—	—	2
Total interest and dividend income	4,577	4,935	9,158	9,807
Interest expense
Interest on deposits	1,284	1,732	2,536	3,600
Interest on borrowed funds	214	329	447	660
Total interest expense	1,498	2,061	2,983	4,260
Net interest income	3,079	2,874	6,175	5,547
Provision for loan losses	111	111	231	222
Net interest income after provision for loan losses	2,968	2,763	5,944	5,325
Non-interest income
Service charges on deposit accounts	208	172	397	337
Other service charges and fees	239	207	520	457
Trust fees	286	293	550	555
Other	80	41	156	111
Net gain on sale of mortgage loans	135	93	280	133
Total non-interest income	948	806	1,903	1,593
Non-interest expense
Salaries and employee benefits	1,327	1,251	2,690	2,472
Occupancy expense	211	192	417	392
Equipment expense	174	179	339	351
Data processing	137	121	267	238
Other	634	577	1,312	1,216
Total non-interest expense	2,483	2,320	5,025	4,669
Income before income taxes	1,433	1,249	2,822	2,249
Income tax expense	489	425	963	759
Net income	$944	$824	$1,859	$1,490

Per share data
Basic earnings per common share	$.33	$.29	.66	$.53
Diluted earnings per common share	$.29	$.25	.57	$.46

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	—	—	—	1,490	—	—	1,490
Change in unrealized gain on securities available for sale, net of deferred income taxes of $290	—	—	—	—	576	—	576
Total comprehensive income	—	—	—	1,490	576	—	2,066
Treasury stock purchased (18,625 shares at an average price of $10.80)	—	—	—	—	—	(201)	(201)
Common stock options exercised, 18,700 shares	—	—	—	(195)	—	211	16
3% common stock dividend declared	—	80	778	(858)	—	—	—
Common stock cash dividend declared, $0.14 per share	—	—	—	(374)	—	—	(374)
Convertible cumulative preferred stock dividends declared, $1.82 per share	—	—	—	(36)	—	—	(36)

Balance at June 30, 2001	$20	$2,741	$18,736	$3,463	$585	$(782)	$24,763

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	1,859	—	—	1,859
Change in unrealized gain on securities available for sale, net of deferred income taxes of $135	—	—	—	—	234	—	234
Total comprehensive income	—	—	—	1,859	234	—	2,093
Treasury stock purchased (11,500 shares at an average price of $13.58)	—	—	—	—	—	(156)	(156)
Tax benefit related to exercise of stock options	—	—	9	—	—	—	9
Common stock options exercised, 115,089 shares	—	38	96	(417)	—	805	522
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared, $0.19 per share	—	—	—	(539)	—	—	(539)
Convertible cumulative preferred stock dividends declared, $1.08 per share	—	—	—	(21)	—	—	(21)

Balance at June 30, 2002	$20	$2,861	$20,020	$4,278	$834	$(122)	$27,891

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)

(in thousands)	2002	2001
Cash flows from operating activities

Net income	$1,859	$1,490
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	239	220
Amortization	199	240
Net accretion on investment securities	(4)	(55)
Deferred income taxes	(46)	(76)
Provision for loan losses	231	222
Net gain on sale of mortgage loans and property and equipment	(284)	(123)
Net change in:
Loans held for sale	425	(778)
Deferred loan fees, net	24	5
Accrued income and other assets	(340)	(126)
Accrued expenses and other liabilities	26	1
Net cash provided by operating activities	2,329	1,020

Cash flows from investing activities
Net loans made to customers	(15,020)	(10,662)
Acquisition of premises and equipment and computer software	(274)	(271)
Purchase of investment securities available for sale	(21,853)	(21,695)
Proceeds from sales and maturities of investment securities available for sale	24,134	21,971
Acquisition of life insurance policies	(535)	—
Proceeds from sale of other real estate owned	217	93
Net cash used by investing activities	(13,331)	(10,564)

Cash flows from financing activities

Net increase (decrease) in demand, savings and NOW deposits	7,045	(3,778)
Net increase in certificates of deposit	2,606	1,639
Net increase (decrease) in securities sold under agreement to repurchase	(203)	1,336
Net increase in other borrowed funds	1,377	345
Long-term advances from the Federal Home Loan Bank	3,746	7,000
Payments on long-term advances	(4,423)	(320)
Dividends paid on convertible cumulative preferred stock and common stock	(516)	(410)
Purchase of treasury stock	(156)	(201)
Proceeds from stock issuance	522	16
Net cash provided by financing activities	9,998	5,627

Net decrease in cash and cash equivalents	(1,004)	(3,917)
Cash and cash equivalents, beginning of period	9,844	11,853
Cash and cash equivalents, end of period	$8,840	$7,936

Supplemental disclosures of cash flow information

Cash paid for interest	$2,938	$4,390
Transfers to other real estate owned	—	12
Income tax paid	1,035	733

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank).  Effective March 29, 2002, Maine Acceptance Corporation, a subsidiary of the Company, was merged into the Bank.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions and balances are eliminated in consolidation.  The income reported for the 2002 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$944	$824	$1,859	$1,490
Preferred stock dividends declared	(11)	(16)	(21)	(36)
Income available to common shareholders	$933	$808	$1,838	$1,454
Weighted-average shares outstanding	2,828,298	2,755,645	2,796,580	2,754,188
Basic earnings per share	$0.33	$0.29	$0.66	$0.53

Diluted earnings per share
Net income, as reported	$944	$824	$1,859	$1,490
Interest on mandatory convertible debentures, net of tax	3	4	6	9
Income available to common shareholders	$947	$828	$1,865	$1,499
Weighted-average shares outstanding	2,828,298	2,755,645	2,796,580	2,754,188
Effect of stock options, net of assumed treasury stock purchases	172,587	202,949	162,969	189,158
Effect of convertible preferred stock	229,599	229,599	229,599	229,599
Effect of mandatory convertible debentures	76,530	76,530	76,530	76,530
Adjusted weighted-average shares outstanding	3,307,014	3,264,723	3,265,678	3,249,475

Diluted earnings per share	$0.29	$0.25	$0.57	$0.46

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

Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” was issued in December 2001.  The SOP is effective for financial statements issued for the fiscal years beginning after December 15, 2001.  The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides.  Adoption of this statement did not affect the Company’s consolidated financial condition and results of operations.

NOTE 4 - STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of June 30, 2002, and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	384,682	$5.44
Granted during the period	7,900	14.08
Exercised during the period	(115,089)	4.95
Forfeited/cancelled during the period	(5,877)	4.97
Additional shares for which options are exercisable due to stock dividends	9,961	—
Outstanding at end of period	281,577	$5.68

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

I.                                         COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets increased $12.1 million or 4% to $290.3 million during the first six months of 2002.  The loan portfolio increased $14.8 million or 8% and was driven by the strong demand for small business loans and use of commercial lines of credit.  The loan growth was funded by deposit growth.

Total deposits increased $9.7 million or 4% to $229.0 million for the first six months of 2002.  The Company has experienced a shift from certificates of deposit (CD) to core deposits.  Savings and NOW deposits increased $8.2 million since year end as customers are reluctant to invest their funds long-term in the current interest rate environment.  Certificates of deposit increased $2.6 million as a result of obtaining $20.8 million of negotiated CDs in the national market.  Interest-bearing checking account balances decreased $1.1 million since December 31, 2001 as those balance typically reach a peak level at the end of each fiscal year.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.1 million at June 30, 2002 (1.55% of total loans), an increase of $163,000 since year end.

II.                                     RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net income for the six months ended June 30, 2002 was $1.9 million, an increase of $369,000 or 25% from the same period in 2001.  The increase in earnings between the periods was attributable to loan growth and income from brisk mortgage refinance activity.  Net income for the second quarter of 2002 increased $120,000 or 15% to $944,000 compared with the second quarter of 2001.

Diluted earnings per share increased 24% to $.57 per share for the first six months of 2002 compared to $.46 per share for the same period in 2001.  For the three month periods ended June 30, 2002 and 2001, diluted earnings per share was $.29 and $.25, respectively.

The annualized return on average assets for the six months ended June 30, 2002 and 2001 was 1.33% and 1.22%, respectively and for the second quarter of 2002 and 2001 was 1.32% and 1.33%, respectively.  Return on average shareholders’ equity on an annualized basis for the first six months of 2002 and 2001 was 14.32% and 12.70%, respectively and for the second quarter of 2002 and 2001 was 14.24% and 13.84%, respectively.

III.                                 NET INTEREST INCOME

Net interest income is interest earned on interest-earning assets less interest incurred on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and interest-bearing deposits from other financial institutions. Interest-

bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including repurchase agreements, short-term borrowings and long-term debt. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

Net interest income for the six months ended June 30, 2002 was $6.2 million, an 11% increase over the net interest income for the first six months of 2001 of $5.5 million.  This increase is due to an increase in average loans to $196.5 million in 2002 from $171.5 million in 2001 and slightly offset by a decline in the Company’s net interest margin to 4.67% for the six months ended June 30, 2002 compared to 4.78% for the same period in 2001.

The reduction in the Federal Funds rate of 475 basis points in 2001 resulted in a decline in the average rate earned on interest-earning assets to 6.95% from 8.49% for the six months ended June 30, 2002 and 2001, respectively.  The average interest rate incurred on interest-bearing liabilities also declined for the six month periods in 2002 and 2001 to 2.75% from 4.49%, respectively, on average interest-bearing liabilities of $218.0 million in 2002 and $190.7 million in 2001.

The yield on average earning assets for the second quarter of 2002 and 2001 was 6.80% and 8.41%, respectively, and the average interest rate incurred on interest-bearing liabilities was 2.72% and 4.30%, respectively.  The net interest margin decreased to 4.56% for the second quarter of 2002 as compared to 4.88% for the same period in 2001.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate environment of Federal Funds at 1.75%.

IV.           NON-INTEREST INCOME

Non-interest income was $1.9 million for the six months ended June 30, 2002 as compared to $1.6 million for the same period in 2001.  Non-interest income increased $310,000 or 20% in 2002 due in part to an increase in gains on sale of mortgage loans of $147,000 for the first six months of 2002.  Mortgage sale gains were driven by the current interest rate environment combined with the Company’s increased market share of mortgage activity.  Additionally, the Company has experienced increases in service fees of 18% on deposit accounts and 41% on ATM usage.

Non-interest income for the second quarter of 2002 was $948,000 compared with $806,000 for the same period in 2001, representing an increase of $142,000 or 18%.  Gains on sale of mortgage loans accounted for $42,000 of the increase, while service charges on deposit accounts and ATM fees increased $63,000.

V.                                    NON-INTEREST EXPENSE

Non-interest expense totaled $5.0 million for the six months ended June 30, 2002 compared to $4.7 million for the same period last year.  Non-interest expense increased $356,000 or 8%.  Personnel costs increased 9% from a year ago and represent $218,000 of the total increase in non-interest expense. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth.

Non-interest expense increased to $2.5 million in the second quarter of 2002 compared to $2.3 million for the same period in 2001, an increase of $163,000 or 7%.  The increase was the result of increases in personnel costs of 6%, data processing expenses of 13% and professional fees of 30%.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 62.2% for the first six months of 2002 compared to 65.4% for the same period in 2001.  The efficiency ratio for the second quarter of 2002 and 2001 was 61.7% and 63.0%, respectively.

VI.                                CAPITAL

A 3% common stock dividend was declared on March 21, 2002.  Cash dividends per share declared on common stock were $.09 for the first quarter of 2002 and $.10 for the second quarter of 2002.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at June 30, 2002, of 13.48% and 14.88%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2001 were 13.69% and 15.11%, respectively.

During 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 255,416 shares of the Company’s common stock of which the Company has repurchased 186,669 shares including 5,000 shares for the three months ended June 30, 2002.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information

Attached is Exhibit 99.2 a presentation presented at the Keefe, Bruyette & Woods, Inc. Community Bank Investor Conference on July 25, 2002.

Item 6     Exhibits and Reports on Form 8-K

a.  Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on April 22, 2002 reporting in Item 9 a copy of a presentation provided at its 2002 Annual Meeting of Shareholders.

b.  Exhibits

99.1                                          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date:	August 9, 2002	By:	/s/ Edwin N. Clift

Edwin N. Clift
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2002	By:	/s/ Deborah A. Jordan

Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)