Form 10QSB
period 2002-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2002-11-14
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2002

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

Yes: ☒         No: ☐

The number of shares outstanding for the issuer’s classes of common stock as of October 31, 2002 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,187,495

Transitional Small Business Disclosure Format:          Yes: ☐          No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
November 5, 2002

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30, 2002	December 31, 2001
(in thousands, except number of shares and per share data)	(Unaudited)
ASSETS
Cash and due from banks	$11,155	$9,789
Interest-bearing deposits with banks	45	55
Total cash and cash equivalents	11,200	9,844
Investment securities – available for sale	73,053	71,607
Loans held for sale	264	1,060
Loans receivable	207,396	188,080
Less allowance for loan losses	3,239	2,986
Net loans receivable	204,157	185,094
Other real estate owned	151	221
Properties and equipment, net	3,609	3,674
Cash surrender value of life insurance	3,551	2,900
Deferred income tax benefit	578	505
Accrued income and other assets	3,527	3,292
Total assets	$300,090	$278,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$38,973	$39,242
Savings and NOW deposits	104,579	96,416
Certificates of deposit	92,596	83,651
Total deposits	236,148	219,309
Securities sold under agreements to repurchase (term and demand)	18,519	19,138
Other borrowed funds	13,549	10,654
Accrued expenses and other liabilities	3,030	2,811
Mandatory convertible debentures	300	300
Total liabilities	271,546	252,212
Shareholders’ equity
Convertible cumulative preferred stock, par value $1; authorized 50,000 shares, issued and outstanding 19,566 shares	20	20
Common stock, par value $1; authorized 4,000,000 shares, issued 2,883,900 shares and outstanding 2,880,563 shares in 2002 and issued 2,741,232 shares and outstanding 2,667,217 shares in 2001	2,884	2,741
Capital surplus	20,094	18,794
Retained earnings	4,957	4,601
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $330 and $294 in 2002 and 2001, respectively	640	600
Treasury stock, at cost (3,337 shares in 2002 and 74,015 shares in 2001)	(51)	(771)
Total shareholders’ equity	28,544	25,985
Total liabilities and shareholders’ equity	$300,090	$278,197

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share data)	2002	2001	2002	2001

Interest and dividend income

Interest and fees on loans	$3,775	$3,971	$11,177	$11,921
Interest on investment securities	754	843	2,428	2,652
Dividends on investment securities	89	65	171	111
Interest on federal funds sold and interest-bearing deposits	—	21	—	23
Total interest and dividend income	4,618	4,900	13,776	14,707
Interest expense
Interest on deposits	1,265	1,661	3,801	5,261
Interest on borrowed funds	207	301	654	961
Total interest expense	1,472	1,962	4,455	6,222
Net interest income	3,146	2,938	9,321	8,485
Provision for loan losses	111	111	342	333
Net interest income after provision for loan losses	3,035	2,827	8,979	8,152
Non-interest income
Service charges on deposit accounts	207	165	604	502
Other service charges and fees	225	241	745	698
Trust fees	271	233	821	788
Other	61	74	217	185
Net gain on sale of mortgage loans	190	93	470	226
Total non-interest income	954	806	2,857	2,399
Non-interest expense
Salaries and employee benefits	1,369	1,266	4,059	3,738
Occupancy expense	199	192	616	584
Equipment expense	183	166	522	517
Data processing	140	132	407	370
Other	629	584	1,902	1,800
Total non-interest expense	2,520	2,340	7,506	7,009
Income before income taxes	1,469	1,293	4,330	3,542
Income tax expense	474	427	1,450	1,186
Net income	$995	$866	$2,880	$2,356

Per share data
Basic earnings per common share	$0.34	$0.31	$1.01	$0.84
Diluted earnings per common share	$0.30	$0.27	$0.88	$0.73

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2000	$20	$2,661	$17,958	$3,436	$9	$(792)	$23,292
Net income	—	—	—	2,356	—	—	2,356
Change in unrealized gain on securities available for sale, net of deferred income taxes of $472	—	—	—	—	916	—	916
Total comprehensive income	—	—	—	2,356	916	—	3,272
Treasury stock purchased (40,825 shares at an average price of $10.69)	—	—	—	—	—	(437)	(437)
Common stock options exercised, 18,700 shares	—	—	—	(195)	—	211	16
3% common stock dividend declared	—	80	778	(858)	—	—	—
Common stock cash dividend declared, $0.22 per share	—	—	—	(586)	—	—	(586)
Convertible cumulative preferred stock dividends declared, $2.58 per share	—	—	—	(51)	—	—	(51)

Balance at September 30, 2001	$20	$2,741	$18,736	$4,102	$925	$(1,018)	$25,506

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	2,880	—	—	2,880
Change in unrealized gain on securities available for sale, net of deferred income taxes of $36	—	—	—	—	40	—	40
Total comprehensive income	—	—	—	2,880	40	—	2,920
Treasury stock purchased (11,500 shares at an average price of $13.58)	—	—	—	—	—	(156)	(156)
Tax benefit related to exercise of stock options	—	—	9	—	—	—	9
Common stock options exercised, 143,377 shares	—	61	170	(460)	—	876	647
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared, $0.29 per share	—	—	—	(827)	—	—	(827)
Convertible cumulative preferred stock dividends declared, $1.63 per share	—	—	—	(32)	—	—	(32)

Balance at September 30, 2002	$20	$2,884	$20,094	$4,957	$640	$(51)	$28,544

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)

(in thousands)	2002	2001

Cash flows from operating activities

Net income	$2,880	$2,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	364	338
Amortization	281	372
Net accretion on investment securities	(2)	(86)
Deferred income taxes	(99)	(126)
Provision for loan losses	342	333
Net gain on sale of mortgage loans, other real estate owned and property and equipment	(472)	(184)
Net change in:
Loans held for sale	796	(135)
Deferred loan fees, net	16	45
Accrued income and other assets	(231)	(442)
Accrued expenses and other liabilities	219	370
Net cash provided by operating activities	4,094	2,841

Cash flows from investing activities
Net loans made to customers	(19,473)	(12,003)
Net acquisition of premises and equipment and computer software	(368)	(377)
Purchase of investment securities available for sale	(54,811)	(74,533)
Proceeds from sales and maturities of investment securities available for sale	53,439	56,617
Acquisition of life insurance policies	(535)	—
Proceeds from sale of other real estate owned	217	103
Net cash used by investing activities	(21,531)	(30,193)

Cash flows from financing activities

Net increase (decrease) in demand, savings and NOW deposits	7,894	(558)
Net increase in certificates of deposit	8,945	11,569
Net increase (decrease) in securities sold under agreement to repurchase	(619)	9,371
Net increase (decrease) in other borrowed funds	3,788	(2,458)
Long-term advances from the Federal Home Loan Bank	3,746	8,000
Payments on long-term advances	(4,639)	(491)
Dividends paid on convertible cumulative preferred stock and common stock	(813)	(637)
Purchase of treasury stock	(156)	(437)
Proceeds from stock issuance	647	16
Net cash provided by financing activities	18,793	24,375

Net increase (decrease) in cash and cash equivalents	1,356	(2,977)
Cash and cash equivalents, beginning of period	9,844	11,853
Cash and cash equivalents, end of period	$11,200	$8,876

Supplemental disclosures of cash flow information

Cash paid for interest	$4,436	$6,222
Transfers to other real estate owned	141	164
Income tax paid	1,503	1,242

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

(in thousands, except for number of shares and per-share data)
Basic earnings per share
Net income, as reported	$995	$866	$2,880	$2,356
Preferred stock dividends declared	(11)	(15)	(32)	(51)
Income available to common shareholders	$984	$851	$2,848	$2,305
Weighted-average shares outstanding	2,870,205	2,738,411	2,821,411	2,748,871
Basic earnings per share	$0.34	$0.31	$1.01	$0.84

Diluted earnings per share
Net income, as reported	$995	$866	$2,880	$2,356
Interest on mandatory convertible debentures, net of tax	3	4	8	13
Income available to common shareholders	$998	$870	$2,888	$2,369
Weighted-average shares outstanding	2,870,205	2,738,411	2,821,411	2,748,871
Effect of stock options, net of assumed treasury stock purchases	155,926	191,212	147,897	202,804
Effect of convertible preferred stock	229,599	229,599	229,599	229,599
Effect of mandatory convertible debentures	76,530	76,530	76,530	76,530
Adjusted weighted-average shares outstanding	3,332,260	3,235,752	3,275,437	3,257,804

Diluted earnings per share	$0.30	$0.27	$0.88	$0.73

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 142,  “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are effective on January 1, 2002.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002.  SFAS No. 147, “Acquisitions of Certain Financial Institutions,” amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” to exclude from its scope most acquisitions of financial institutions.  Such transactions should be accounted for in accordance with SFAS No. 141, “Business Combinations.”  The Company adopted SFAS No. 147 during the three months ended September 30, 2002, and ceased amortization of goodwill with a carrying value of $422,000 as of January

1, 2002. In accordance with the transition provisions of SFAS No. 147, net income for previous quarters of 2002 has been restated.  The effect of the new statement on 2002 and pro forma effect for prior periods affected was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

(in thousands, except for number of shares and per-share data)
Net income:
Net income before adoption of SFAS No. 147	$982	$866	$2,841	$2,356
Add back goodwill amortization, net of deferred income taxes	13	—	39	—
Net income, as reported	995	866	2,880	2,356
Add back goodwill amortization, net of deferred income taxes	—	13	—	39
Adjusted net income	$995	$879	$2,880	$2,395

Basic earnings per share:
Net income before adoption of SFAS No. 147	$0.34	$0.31	$1.00	$0.84
Add back goodwill amortization, net of deferred income taxes	—	—	0.01	—
Net income, as reported	0.34	0.31	1.01	0.84
Add back goodwill amortization, net of deferred income taxes	—	0.01	—	0.01
Adjusted net income	$0.34	$0.32	$1.01	$0.85

Fully diluted earnings per share:
Net income before adoption of SFAS No. 147	$0.30	$0.27	$0.87	$0.73
Add back goodwill amortization, net of deferred income taxes	—	—	0.01	—
Net income, as reported	0.30	0.27	0.88	0.73
Add back goodwill amortization, net of deferred income taxes	—	—	—	0.01
Adjusted net income	$0.30	$0.27	$0.88	$0.74

SFAS No. 144 provides guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets.  Adoption of these statements had no material impact on the Company’s consolidated financial condition and results of operations.

Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others,” was issued in December 2001.  The SOP is effective for financial statements issued for the fiscal years beginning after December 15, 2001.  The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides.  Adoption of this statement did not affect the Company’s consolidated financial condition and results of operations.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of September 30, 2002, and changes during the nine months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	384,682	$5.44
Granted during the period	7,900	14.08
Exercised during the period	(143,377)	4.84
Forfeited/cancelled during the period	(7,231)	5.56
Additional shares for which options are exercisable due to stock dividends	9,961	—
Outstanding at end of period	251,935	$5.80

NOTE 5 – COMPREHENSIVE INCOME

The consolidated statements of changes in shareholders’ equity present the Company’s comprehensive income for the nine months ended September 30, 2002 and 2001.  Comprehensive income for the quarters ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Net income	$995	$866
Change in unrealized gain on securities available for sale, net of deferred income taxes	(194)	340

Total comprehensive income	$801	$1,206

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

I.                                         COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets increased $21.9 million or 8% to $300.1 million during the first nine months of 2002.  The increase in the loan portfolio of $19.3 million or 10% was driven by the strong demand for small business loans and use of commercial lines of credit.  The loan growth was funded by deposit growth.

Total deposits increased $16.8 million or 8% to $236.1 million for the first nine months of 2002.  The Company has experienced a shift from certificates of deposit (CD) to core deposits.  Savings and NOW deposits increased $8.2 million since year end as customers are reluctant to invest their funds long-term in the current interest rate environment.  Certificates of deposit increased $8.9 million as a result of obtaining $20.8 million of negotiated CDs in the national market.  Demand deposit account balances decreased $269,000 since December 31, 2001 as those balance typically reach a peak level at the end of each fiscal year.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.2 million at September 30, 2002 (1.56% of total loans), an increase of $253,000 since year end.

II.                                     RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the nine months ended September 30, 2002 was $2.9 million, an increase of $524,000 or 22% from the same period in 2001.  The increase in earnings between the periods was attributable to loan growth and income from record level mortgage refinancing activity.  Net income for the third quarter of 2002 increased $129,000 or 15% to $995,000 compared with the third quarter of 2001.

Diluted earnings per share increased 21% to $.88 per share for the first nine months of 2002 compared to $.73 per share for the same period in 2001.  For the three month periods ended September 30, 2002 and 2001, diluted earnings per share was $.30 and $.27, respectively.

The annualized return on average assets for the nine months ended September 30, 2002 and 2001 was 1.35% and 1.25%, respectively, and for the third quarter of 2002 and 2001 was 1.36% and 1.32%,

respectively.  Return on average shareholders’ equity on an annualized basis for the first nine months of 2002 and 2001 was 14.48% and 13.15%, respectively, and for the third quarter of 2002 and 2001 was 14.39% and 13.75%, respectively.

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

Net interest income for the nine months ended September 30, 2002 was $9.3 million, a 10% increase over the net interest income for the first nine months of 2001 of $8.5 million.  This increase is due to an increase in average loans to $199.3 million in 2002 from $173.9 million in 2001 and offset by a decline in the Company’s net interest margin to 4.64% for the nine months ended September 30, 2002 compared to 4.78% for the same period in 2001.

The reduction in the Federal Funds rate of 475 basis points in 2001 resulted in a decline in the average rate earned on interest-earning assets to 6.88% from 8.31% for the nine months ended September 30, 2002 and 2001, respectively.  The average interest rate incurred on interest-bearing liabilities also declined for the nine month periods in 2002 and 2001 to 2.71% from 4.30%, respectively, on average interest-bearing liabilities of $219.2 million in 2002 and $193.3 million in 2001.

The yield on average earning assets for the third quarter of 2002 and 2001 was 6.73% and 7.99%, respectively, and the average interest rate incurred on interest-bearing liabilities was 2.64% and 3.93%, respectively.  The net interest margin decreased to 4.59% for the third quarter of 2002 as compared to 4.78% for the same period in 2001.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate environment of Federal Funds at 1.75%.

IV.           NON-INTEREST INCOME

Non-interest income was $2.9 million for the nine months ended September 30, 2002 as compared to $2.4 million for the same period in 2001.  Non-interest income increased $458,000 or 19% in 2002 primarily due to an increase in gains on sale of mortgage loans of $244,000 for the first nine months of 2002.  Mortgage sale gains were driven by the current interest rate environment combined with the Company’s increased market share of mortgage activity.  Additionally, the Company has experienced increases in service fees of 20% on deposit accounts and 36% on ATM fees.

Non-interest income for the third quarter of 2002 increased 18% to $954,000 compared to $806,000 for the same period in 2001 and $93,000 of the increase was attributable to gains on sale of mortgage loans.

V.                                    NON-INTEREST EXPENSE

Non-interest expense totaled $7.5 million for the nine months ended September 30, 2002 compared to $7.0 million for the same period last year.  Non-interest expense increased $497,000 or 7%.  Personnel costs increased 9% from a year ago and represent $321,000 of the total increase in operating expenses. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth.

Non-interest expense increased to $2.5 million in the third quarter of 2002 compared to $2.3 million for the same period in 2001, an increase of $180,000 or 8%.  The increase was the result of increases in personnel costs of 8%, equipment expenses of 10% and professional fees of 58%.  Professional fees increased $53,000 for the third quarter of 2002 due to consulting fees incurred on a new retail banking initiative.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 61.6% for the first nine months of 2002 compared to 64.4% for the same period in 2001.  The efficiency ratio for the third quarter of 2002 and 2001 was 61.5% and 62.5%, respectively.

VI.                                CAPITAL

A 3% common stock dividend was declared on March 21, 2002.  Cash dividends per share declared on common stock for 2002 were $.09 for the first quarter, $.10 for the second quarter and $.10 for the third quarter.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of eight percent.  The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at September 30, 2002, of 13.47% and 14.88%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2001 were 13.69% and 15.11%, respectively.

On October 17, 2002, the Board of Directors approved its third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock.  The third repurchase program will commence upon completion of the Company’s existing stock repurchase program, under which the Company has repurchased 186,669 of the 255,416 shares authorized under such program.  Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan.

In October 2002, both the mandatory convertible debentures and convertible cumulative preferred stock were converted to common stock.  These conversions resulted in additional capital of $300,000 and the issuance of 305,907 shares of common stock.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to its Asset/Liability Committee (ALCO).  In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting net interest income (“NII”), the primary component of the Company’s earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2002.

Rate Change	Estimated Change in NII
+200bp	2.53%
-100bp	-2.30%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Executive Vice President/ Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K

	a. Reports on Form 8-K	None

b. Exhibits

99.1 and 99.2 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: 11/13/02	By: /s/	Edwin N. Clift
Edwin N. Clift
President and Chief Executive Officer (Principal Executive Officer)

Date: 11/13/02	By: /s/	Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

I, Edwin N. Clift, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Merrill Merchants Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edwin N. Clift	Date: November 13, 2002
Edwin N. Clift
Chief Executive Officer
Merrill Merchants Bancshares, Inc.

I, Deborah A. Jordan, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Merrill Merchants Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Deborah A. Jordan	Date: November 13, 2002
Deborah A. Jordan
Chief Financial Officer
Merrill Merchants Bancshares, Inc.