Form 10KSB
period 2002-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2003-03-25
CIK 913072

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $1.00 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The revenues for the issuer’s fiscal year ended December 31, 2002 are $22,270,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On January 31, 2003: $32,966,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The Company had 3,161,547 shares outstanding as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on March 4, 2003, and the 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Part II and III of this report.

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

i

PART I

ITEM 1.     BUSINESS

General

Merrill Merchants Bancshares, Inc. (the “Company”), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company is also a registered financial holding company under the BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the “Bank”) and holds 100% of the Bank’s outstanding common stock (the “Bank Stock”).  In January 1999, the Company established Maine Acceptance Corporation (“MAC”), a finance company.  Effective March 29, 2002, MAC was merged into the Bank.  The Company, through its ownership of the Bank, is engaged in a general commercial and retail banking business, along with trust and investment services.  Unless the context otherwise requires, references herein to the Company shall include the Company, the Bank, and MAC, on a consolidated basis.

The Company is an entity legally separate and distinct from the Bank.  The Company’s sources of income and cash flow are derived from dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

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

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans.  As of December 31, 2002, the Company had total assets of $307.3 million, loans, net of allowances, of $211.4 million, total deposits of $238.9 million and shareholders’ equity of $28.4 million.  The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $237.2 million in assets under management as of December 31, 2002.

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

As a part of this strategy, the Company and the Bank have attracted local business people, who actively promote the Bank in the community, to serve on their Boards of Directors.  In an effort to broaden the community’s awareness of the Bank and attract new business, the Company has also obtained additional investments in and support for the Company from local investors.

The Bank is active in small business lending and has earned the designation “Preferred Lender” by the Small Business Administration (SBA).  The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial markets.  The Company’s affiliations with third party vendors have enabled the Bank to deliver sophisticated products such as Internet banking, automated telephone banking, and check imaging while maintaining a local, friendly flavor in its Branch Banks.  This same strategy has been implemented by the Trust and Investment Services Department which is also serving many clients who appreciate the personal attention and customer service provided locally.  The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

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

The financial services landscape has changed considerably over the past five years in the Bank’s primary market area, Greater Bangor.  Two large out-of-state banks have continued to experience local change as a result of mergers and acquisitions at the regional and national level.  The State’s largest Maine-based bank, with a strong presence in the local market, has also experienced considerable change as it has acquired greater market share through acquisitions in-state and out-of-state.  A large locally-based bank has expanded its line of financial services and acquired an extensive branch network beyond the local market.  Credit unions have continued to expand their membership and the scope of banking services offered.  Non-banking entities such as brokerage houses, mortgage companies and insurance companies are offering very competitive products.  Many of these entities and institutions have resources substantially greater than those available to the Bank and are not subject to the same regulatory restrictions as the Company and the Bank.  Interstate banking also could intensify competition if out-of-state institutions increasingly take advantage of recent legislation liberalizing interstate banking and branching opportunities in Maine.

Over the past decade, due to more liberal interstate banking laws, northeastern and central Maine has seen an increase in acquisitions of locally-owned Maine-based banks, including Maine-based banks in the Bank’s primary market area, by non-local entities.  It has been the observation of the Company’s management that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks’ businesses is shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states.  The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank’s customers or the communities it serves.  Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.

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

The Trust and Investment Services Department of the Bank has taken advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria.  The Bank is able to offer a comprehensive array of trust and investment services to individuals, businesses, non-profit organizations and municipalities of varying asset size and to provide the highest level of personal service.  The staff includes attorneys as well as investment and employee benefits professionals with trust and banking experience.

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

Employees

As of December 31, 2002, the Company had 107 full-time employees and 16 part-time employees.  The employees are not represented by a collective bargaining unit.

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

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2002, commercial and commercial real estate loans represented the largest class of loans at $125.2 million or 58% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD).   The Bank is a leading lender in the State of Maine for the Small Business Administration.

The Bank’s commercial real estate loans are ordinarily made at variable rates of interest, and amortized up to fifteen years, although some loans are originated for shorter terms at fixed rates of interest.  A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including improvements of real estate) and the purchase of equipment and machinery.  The purpose of a particular loan generally determines its structure.  The commercial real estate loans are secured by a variety of properties, including buildings occupied by small-to-medium sized businesses, apartment complexes and non-owner/user office and retail business.

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

Commercial loans generally present a higher level of risk than one-to-four-family residences due to the concentration of principal in a limited number of loans and borrowers, the effect of general economic considerations on commercial properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, the repayment of loans secured by commercial real estate is typically dependent on the successful operation of the related business activities.

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

Loans in this category include both portfolio loans which are held by the Bank until maturity and loans which are sold on the secondary market.  In the case of secondary market loans, all servicing rights are retained by the Bank which maintains the service connection to the customer.  The Bank participates in government guaranteed programs and has also helped coordinate several innovative programs including a partnership with

Penquis Community Action Program in its “Own Me” program which assists low income women in the purchase of a home, and housing workshops for the hearing impaired.

As of December 31, 2002, residential loans accounted for a total of $40.4 million representing 19% of total loans.  The Bank’s secondary market servicing portfolio totaled $95.1 million at December 31, 2002.

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

Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences and to businesses for owner-occupancy. Residential and commercial construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. At December 31, 2002, construction loans totaled $13.4 million representing 6% of total loans.

Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending or a commercial real estate loan because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property.

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2002, fixed-rate loans totaled $9.0 million and variable-rate loans amounted to $10.9 million.  Fixed-rate loans are for terms of 5 to 15 years with monthly amortization required and interest rates ranging from 6.75% to 12.5%.  Interest rates on variable-rate loans range from prime to 2.0% over the prime interest rate.  These home equity loans are generally secured by a second mortgage on the principal residential property.

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

Maine Acceptance Corporation (MAC), a finance company which opened for business in Bangor on March 1, 1999, provides indirect auto and recreational vehicle lending, as well as other types of direct loans, including personal unsecured, recreational vehicle, auto, mobile home and home equity loans.  Effective March 29, 2002, MAC was merged into the Bank.

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

Consumer loans totaled approximately $15.9 million and represented 7% of the Company’s loan portfolio at December 31, 2002.  Such loans bear interest at fixed rates ranging from 5% to 17%.

M&M Joint Venture

In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and over thirty other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Lending Activities

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

Loan Portfolio Composition

	At December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate
Commercial	$70,247	33%	$69,209	37%	$59,277	36%	$49,161	36%	$48,896	38%
Construction	13,379	6%	6,678	4%	4,623	3%	1,937	2%	1,833	1%
Residential	40,362	19%	35,040	19%	26,112	16%	23,390	17%	22,279	18%
Home equity	19,889	9%	17,675	9%	18,830	11%	18,054	13%	19,362	15%
Total real estate	143,877	67%	128,602	69%	108,842	66%	92,542	68%	92,370	72%
Commercial	54,920	26%	43,533	23%	42,459	25%	33,686	25%	28,322	22%
Consumer	15,932	7%	15,945	8%	14,622	9%	9,994	7%	6,963	6%
Total loans	$214,729	100%	$188,080	100%	$165,923	100%	$136,222	100%	$127,655	100%
Less allowance for loan losses	(3,295)		(2,986)		(2,658)		(2,274)		(2,023)
Total	$211,434		$185,094		$163,265		$133.948		$125,632

The following table sets forth as of December 31, 2002, commercial and construction loans by scheduled due date for the periods indicated.  Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.

Loan Maturity Schedule

	At December 31, 2002
	Due in one year or less	Due after one year but before 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial	$31,516	$18,146	$5,258	$54,920
Construction	13,379	—	—	13,379

Commercial and construction loans maturing after one year:
Predetermined interest rates	$6,722
Floating or adjustable interest rates	16,682
Total	$23,404

The following is a summary of non-performing assets at the dates indicated:

Non-Performing Assets

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans:
Non-accrual loans	$432	$432	$421	$266	$148
Loans 90 days or more pastdue but still accruing	37	75	104	—	4
Restructured loans	132	—	—	—	—
Non-performing loans	601	507	525	266	152
OREO and repossessed assets	165	221	90	50	12

Non-performing assets	$766	$728	$615	$316	$164
Non-performing loans as a percentage of total loans	0.28%	0.27%	0.32%	0.19%	0.12%
Non-performing assets as a percentage of total assets	0.25%	0.26%	0.25%	0.15%	0.08%
Non-performing assets as a percentage of total loans and OREO/repossessed assets	0.36%	0.39%	0.37%	0.23%	0.13%

At December 31, 2002, loans on non-accrual status totaled $432,000. Interest income not recognized on non-accrual loans was $36,000 in 2002.  There was no interest income recognized on non-accrual loans in 2002.

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

At December 31, 2002, the Bank had $2.7 million of loans that were classified as substandard and $480,000 classified as doubtful.  This compares to $2.9 million and $203,000 of loans that were classified as substandard and doubtful, respectively, at December 31, 2001.  The Bank had no loans which were classified as loss at either date.  Total classified loans as a percentage of total loans decreased to 1.5% at December 31, 2002 from 1.6% at December 31, 2001.  Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan.  As of December 31, 2002 and 2001, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to 28% and 16%, respectively, of the total loan balances adversely classified.  At December 31, 2002, included in the $3.2 million of loans that were classified as substandard and doubtful were $2.7 million of performing loans.  This compares to $3.1 million of adversely classified performing loans as of December 31, 2001.  These amounts constitute loans that, in the opinion of management, could potentially migrate to non-performing or loss status.

Allowance for Loan Losses

The following table sets forth activity in the Company’s allowance for loan losses during the years indicated:

Summary of Loan Loss Experience

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Total net loans outstanding at the end of year(1)	$211,434	$185,094	$163,265	$133,948	$125,632
Average net loans outstanding during the year(1)	$198,120	$171,692	$150,553	$127,595	$119,144
Allowance for loan losses, beginning of year	$2,986	$2,658	$2,274	$2,023	$1,717
Loans charged off during the period:
Real estate:
Commercial	—	—	—	(66)	—
Residential	—	—	—	—	(20)
Home equity	—	(20)	(14)	—	(7)
Commercial	(28)	(65)	(9)	(10)	(20)
Consumer	(161)	(99)	(42)	(49)	(31)
Total	(189)	(184)	(65)	(125)	(78)
Recoveries of loans previously charged off:
Real estate:
Commercial	—	—	—	—	—
Residential	27	22	22	22	22
Home equity	—	—	—	—	—
Commercial	5	1	1	7	—
Consumer	13	15	3	2	2
Total	45	38	26	31	24
Net loans charged off during the year	(144)	(146)	(39)	(94)	(54)
Provisions charged to income statement	453	474	423	345	360
Allowance for loan losses, end of year	$3,295	$2,986	$2,658	$2,274	$2,023
Ratios:
Net charge-offs to average loans outstanding	0.07%	0.08%	0.03%	0.07%	0.04%
Net charge-offs to loans, end of period	0.07%	0.08%	0.02%	0.07%	0.04%
Allowance for loan losses to average loans outstanding	1.64%	1.71%	1.74%	1.75%	1.67%
Allowance for loan losses to loans, end of year	1.53%	1.59%	1.60%	1.67%	1.58%
Allowance for loan losses to non-performing loans	548.25%	588.95%	506.29%	854.89%	1330.92%

(1) Excludes loans held for sale.

The provision for loan losses was $453,000 for the twelve month period ended December 31, 2002 and $474,000 for the same period ended December 31, 2001. The allowance for loan losses was $3.3 million at December 31, 2002, which was an increase of $309,000 or 10% over the amount at December 31, 2001.

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

	At December 31,
	2002		2001		2000		1999		1998
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial and Commercial Real Estate(1)	$1,881	58%	$1,574	60%	$1,321	61%	$1,111	61%	$999	60%
Construction	67	6%	33	4%	23	3%	10	2%	9	1%
Residential	361	19%	285	19%	223	16%	122	17%	120	18%
Home equity	248	9%	220	9%	236	11%	179	13%	193	15%
Consumer	460	8%	424	8%	310	9%	272	7%	179	6%
Off-Balance Sheet	278	—	212	—	—	—	—	—	—	—
Unallocated	—	—	238	—	545	—	580	—	523	—
Total allowance for loan losses	$3,295	100%	$2,986	100%	$2,658	100%	$2,274	100%	$2,023	100%

(1)                                  Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by lenders, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an evaluation as to the adequacy of the allowance for loan losses on a quarterly basis.  At December 31, 2002, although management of the Company believes that the allowance for loan losses is appropriate, future adjustments may be necessary if economic conditions, real estate values and other factors differ substantially from the current operating environment.

On a quarterly basis, an analysis of the adequacy of the loan loss reserve is reviewed by the Board of Directors.  The analysis of the allowance for loan losses is comprised of three components: specific credit allocation, general portfolio allocation, and subjective determined allocation.

The specific credit allocation is established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.  Specific allowances include a detailed review of each impaired loan in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” and an allocation is made based on this analysis.  At December 31, 2002, loans totaling $333,000 had specific allowances of $33,000 compared with loan balances of $439,000 at December 31, 2001 which had specific allowances of $172,000.

The general portfolio allocation is calculated by applying loss factors to outstanding loans and outstanding commitments based on internal credit rating of those loans.  Changes in credit ratings affect the amount of the general allowance.  Loss factors for credit rated and pooled loans are based on historical loss experience and long-term industry benchmarks for losses adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  Such factors are derived based upon the collective wisdom and experience of management, examiners and auditors and are adjusted based on past experience, current economic conditions and trends in the portfolio.  At December 31, 2002 and 2001, the general allowance totaled $3.3 million and $2.6 million, respectively.

The unallocated portion of the allowance for loan losses was eliminated at December 31, 2002 and amounted to $238,000 at December 31, 2001.  Management determined that the unallocated portion of the allowance was not necessary due to consistent credit quality performance including past due trends, charge-off history and risk rating classifications.

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

The composition of the investment portfolio as of December 31, 2002 was 34% U.S. Treasury notes and U.S. Government agencies and corporations, 49% mortgage-backed securities and collateralized mortgage obligations and 17% other securities.  The comparable distributions for December 31, 2001 were 25% U.S. Treasury notes and U.S. Government agencies and corporations, 54% mortgage-backed securities and collateralized mortgage obligations and 21% other securities.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated:

Investment Securities Portfolio Composition

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
Securities available for sale(1):
U.S. Treasury securities	$—	$1,030	$7,017
U.S. Government agencies and corporations	11,750	17,376	16,866
Mortgage-backed securities and collateralized mortgage obligations	33,660	38,684	28,382
State and local government debt securities	2,925	5,254	2,514
Certificates of deposit	4,158	4,457	3,663
U.S. Government and agency money marketfunds	11,935	3,130	—
Other securities(2)	4,439	1,676	1,244

Total	$68,867	$71,607	$59,686

(1)                                  Carried at estimated market value.

(2)                                Includes FHLB stock, Federal Reserve stock, FNMA stock and marketable equity securities.

Maturity Schedule of Securities Available for Sale

	At December 31, 2002 (At Market Value)
	One year or less		Over one year through 5 years		Over 5 years through 10 years		Over 10 years		Total
	Amount	Weighted Yield(1)	Amount	Weighted Yield(1)	Amount	Weighted Yield(1)	Amount	Weighted Yield(1)	Amount	Weighted Yield(1)
	(Dollars in thousands)
U.S. Government agencies and corporations	$3,424	6.27%	$8,326	3.99%	$—	—	$—	—	$11,750	4.65%
Mortgage-backed securities and collateralized mortgage obligations	—	—	497	6.89%	12,780	4.65%	20,383	5.22%	33,660	5.03%
States and local government debt securities	565	4.19%	1,054	6.54%	1,140	7.24%	166	7.18%	2,925	6.40%
Certificates of deposit	2,673	2.66%	1,485	2.64%	—	—	—	—	4,158	2.65%
U.S. Government and agency money market funds	11,935	1.59%	—	—	—	—	—	—	11,935	1.59%
Other securities	4,439	3.37%	—	—	—	—	—	—	4,439	3.37%
Total	$23,036	2.81%	$11,362	4.17%	$13,920	4.86%	$20,549	5.24%	$68,867	4.17%

(1)                                  Yield is adjusted for the effect of tax-exempt securities assuming a Federal tax rate of 34%.  Yield is calculated using amortized cost.

Deposit Activities

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

Average Deposit Balances and Rates

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest checking	$35,917	—	16%	$32,284	—	16%	$29,234	—	16%
Interest checking	28,628	0.65%	13%	26,548	1.74%	13%	21,170	2.07%	12%
Money market	32,203	1.77%	14%	22,665	3.01%	11%	16,971	4.51%	9%
Savings	42,428	1.41%	19%	37,383	2.88%	19%	42,037	3.95%	23%
Certificates of deposit	87,393	4.18%	38%	82,160	5.52%	41%	74,223	5.82%	40%

Total	$226,569		100%	$201,040		100%	$183,635		100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank.  Management believes that substantially all the Bank’s depositors are residents in its primary market area except for $20.8 million in brokered deposits at December 31, 2002.

The following table summarizes at December 31, 2002 the Bank’s certificates of deposit (CD) of $100,000 or more and brokered CD’s by time remaining until maturity:

December 31, 2002
(Dollars in thousands)
Maturity Period:
Less than three months	$6,402
Over three months through six months	2,117
Over six months through twelve months	4,012
Over twelve months	25,112
Total	$37,643

Short-Term Borrowings

The borrowings utilized by the Bank primarily have been securities sold under agreements to repurchase. Other short-term borrowings generally include federal funds purchased, FHLB advances, treasury, tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury, which are repaid upon notification by the U.S. Treasury.

The following table sets forth certain information regarding securities sold under agreement to repurchase for the dates indicated:

	At or for the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Average balances outstanding	$17,096	$16,453	$13,055
Maximum amount outstanding at any month - end during the year	$19,428	$23,539	$15,930
Balance outstanding at end of year	$19,236	$19,138	$14,168
Weighted average rate during the year	1.40%	3.21%	4.69%
Weighted average rate at end of year	1.07%	1.59%	4.82%

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

The Company filed an election to be treated as a financial holding company with the Federal Reserve Bank of Boston in March 2001.  As a result, the Company is currently regulated as a financial holding company. As a financial holding company, the Company may conduct those activities which are considered financial in nature under a new section 4(k) of the BHCA. These activities include:

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

The USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2002, or the USA PATRIOT Act, on October 26, 2002.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

•                  Effective December 25, 2002, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•                  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

General

As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA.  The Company is also subject to the regulation and supervision of the Maine Bureau of Financial Institutions by virtue of provisions of Maine law which govern financial institution holding companies such as the Company.  Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares).  Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Financial Institutions

before acquiring more than 5% of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution.  Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period.  Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company’s Common Stock and Preferred Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

Before any “company,” as defined in the BHCA, may acquire “control,” as defined in the BHCA, over the Company, the prior approval of the Federal Reserve Board generally is required.  In addition, before any individual or entity which is not required to seek prior approval from the Federal Reserve Board may acquire control of the Company, prior notice to the Federal Reserve Board generally is required.  Similarly, notice to and approval by the Maine Superintendent of the Bureau of Financial Institutions is required before any “financial institution holding company,” as defined in the Maine Banking Code, may acquire more than 5% of a Maine financial institution or Maine financial institution holding company.

The Bank is also subject to continued regular supervision and examination by applicable federal and state banking agencies.  The Bank is a Maine state-chartered bank that is a member of the Federal Reserve System.  The Federal Reserve exercises primary supervision over the Bank through periodic examination.  The Bank is also subject to regulation by the FDIC as well as the Maine Bureau of Financial Institutions.  The FDIC has authority to terminate insurance for accounts pursuant to procedures established for that purpose.  The Bank must comply with various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of cash flow of the Company, including cash flow to pay dividends on its stock is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

In addition to the statutory prohibition against the withdrawal of any portion of the Bank’s capital and certain statutory limitations on the payment of dividends, under Maine law, the Bank may not pay dividends if it is insolvent or if the payment of such dividends would render the Bank insolvent.  In addition, Maine law generally requires that dividends may be paid only out of either unreserved and unrestricted earned surplus or out of the unreserved and unrestricted net earnings of the then current and preceding fiscal years.  If the dividends are to be paid only out of net earnings, shareholders must be notified of the source of the dividend and of the fact that there was no earned surplus from which to pay the dividend.

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

Transactions With Affiliates and Insiders

The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates, including the Company.  In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Most of these loans and certain other transactions must be secured in prescribed amounts.  The Bank is also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies.  Regulation W, a comprehensive regulation governing transactions with affiliates, becomes effective April 1, 2003.

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

In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies.  Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for banks that meet certain specific criteria and 4% for other institutions.  The Company’s Leverage Ratio at December 31, 2002 was 9.18%.  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.  See “FDICIA.”

The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company’s actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2002.

	Company Regulatory Minimum	Company	Bank
Tier 1 capital	4.00%	13.10%	10.55%
Total risk-based capital	8.00%	14.35%	11.80%

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

The Company and the Bank, at December 31, 2002 and 2001, were “well capitalized” under the criteria discussed above.

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

Interstate Banking

The acquisition by the Company of more than 5% of the outstanding voting securities or substantially all of the assets of a bank located outside of the State of Maine is regulated by the BHCA.  Such acquisition is also subject to the law of the state in which the bank to be acquired is located.  Under certain circumstances, the Company might not be permitted to acquire an interest in another bank located outside Maine.  Further, any company attempting to acquire control of the Company or the Bank also may be subject to certain limitations on interstate banking.  Even assuming that the law of the state in which the bank is located permits acquisition, the Maine Banking Code requires prior approval of the Superintendent of the Bureau of Financial Institutions for certain acquisitions of more than 5% of a financial institution having operations conducted outside of Maine.

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

Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies.  The Sarbanes-Oxley Act’s principal legislation includes:

•                                          the creation of an independent accounting oversight board;

•                                          auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•                                          additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors.

•                                          requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                          requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not;

•                                          expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition  on insider  trading during pension blackout periods;

•                                          a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                                          disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                                          mandatory disclosure by analysts of potential conflicts of interest; and

•                                          a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Company’s headquarters and the Bank’s main branch are located at 201 Main Street, Bangor, Maine, in a two-story building owned by the Bank.  The building contains approximately 17,000 square feet.  As of December 31, 2002, the Company’s properties and leasehold improvements had an aggregate net book value of $2.6 million.

Location	Ownership	Year Opened	Lease or License Expiration(1)
Corporate Headquarters of the Bank and the Company	Owned	1992	—
201 Main Street
Bangor, Maine 04401

Branch Offices:
992 Union Street	Leased	1997	2017
Bangor, Maine 04401

992 Union Street, Suite 1A	Leased	1998	2004
Bangor, Maine 04401

920 Stillwater Avenue	Leased	1994	2014
Bangor, Maine 04401

366 Wilson Street	Leased	1995	2015
Brewer, Maine 04412

69 Main Street	Leased	1992	2007
Orono, Maine 04473

27 Main Street	Owned	1992	—
Pittsfield, Maine 04967

1007 Main Road	Owned	2001	—
Holden, Maine04492

58 Elm Street	Leased	2002	2003
Waterville, Maine 04901

Supermarket Office:
Newport Plaza	Leased	1997	2007
44 Moosehead Trail
Newport, Maine 04953

Convenience Store Offices:
191 River Road	Leased	1999	2019
Orrington, Maine 04474

2 Main Street	Leased	2001	2020
Milford, Maine 04461

Operations:	Leased	1996	2016
359 Perry Road
Bangor, Maine 04401

(1)  Lease expiration dates assume all options to extend lease term are exercised.

ITEM 3.   LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB for the fiscal year ended December 31, 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                 MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED

STOCKHOLDER   MATTERS

The following information included in the Merrill Merchants Bancshares, Inc. 2002 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference: “Market for Common Stock” on page 13 of the Annual Report.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: “Selected Financial Highlights” on page 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 13 of the Annual Report.

ITEM 7.                                                 FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: “Audited Financial Statements and Notes to Consolidated Financial Statements” on pages 14 through 31 of the Annual Report.

ITEM 8.                                                 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.                                                 DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information included in the Company’s 2003 Proxy Statement for the 2003 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference: “Election of Directors of Merrill Merchants Bancshares, Inc.,”  “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 6, 14 and 19 of the Proxy Statement.

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

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference:“Voting Securities” on page 4 of the Proxy Statement.

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect at December 31, 2002.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	279,333	$7.32	8,445
Equity compensation plans not approved by security holders	0	N/A	0
Total	279,333	$7.32	8,445

(1)       Consists of the 1993 Plan.  A description of the plan and additional information is included in the Annual Report on page 21 and page 28.  The number of shares available for future issuance is subject to adjustment for any recapitalization of common stock, such as a stock dividend, stock split or reverse split of common stock.

ITEM 12.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference:“Interests in Certain Transactions” on page 18 of the Proxy Statement.

ITEM 13.                                          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)                                  The following financial statements included in the 2002 Annual Report are incorporated herein by reference:

Consolidated Statements of Financial Condition —  December 31, 2002 and 2001;

Consolidated Statements of Income — Years Ended December 31, 2002 and 2001;

Consolidated Statements of Changes in Shareholders Equity — December 31, 2002 and 2001;

Consolidated Statements of Cash Flows — Years Ended December 31, 2002 and 2001; and

Notes to Consolidated Financial Statements — Years Ended December 31, 2002 and 2001.

(b)                                 Exhibits.                                                   The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc.*

3.2	By-laws of Merrill Merchants Bancshares, Inc.*

4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*

10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company.*

10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company.*

10.3	Employment Agreement with William C. Bullock, Jr. **

10.4	Financial Services Agreement with Financial Institutions Service Corporation.*

10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement.*

10.6	Form of Unfunded Deferred Compensation Agreement.*

10.7	Form of Executive Supplemental Retirement Plan.*

10.8	Form of Mandatory Convertible Debentures.*

10.9	Correspondent Trust Services Agreement with Northern Trust Company.*

10.10	Stock Option Plan, as amended.*

10.11	Form of Stock Option Agreement.*

10.12	1998 Directors’ Deferred Compensation Plan.*

13	Annual Report to Shareholders for the Year Ended December 31, 2002.

21	Subsidiaries of the Registrant

23	Consent of Berry Dunn McNeil & Parker.

99.1	2003 Proxy Statement. (previously filed on March 4, 2003).

99.2	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

** Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.

(c)                                  Reports on Form 8-K.

None.

ITEM 14.                                          CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer, and Executive Vice President and Treasurer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the President and Chief Executive Officer and Executive Vice President and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Name	Title	Date

/s/ Edwin N. Clift	Director, President and Chief	March 21, 2003
Edwin N. Clift	Executive Officer (Principal executive officer)

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	March 21, 2003
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Chairman of the Board	March 21, 2003
William C. Bullock, Jr.

/s/ Joseph H. Cyr	Director	March 21, 2003
Joseph H. Cyr

/s/ Perry B. Hansen	Director	March 21, 2003
Perry B. Hansen

/s/ Robert E. Knowles	Director	March 21, 2003
Robert E. Knowles

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	March 21, 2003
Frederick A. Oldenburg, Jr., M.D.

/s/ Lloyd D. Robinson	Director	March 21, 2003
Lloyd D. Robinson

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	March 21, 2003
Dennis L. Shubert, M.D., Ph.D.

/s/ Susan B. Singer	Director	March 21, 2003
Susan B. Singer

CERTIFICATIONS

I, Edwin N. Clift, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Merrill Merchants Bancshares, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Edwin N. Clift
Edwin N. Clift
President and Chief Executive Officer

I, Deborah A. Jordan, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Merrill Merchants Bancshares, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer