Form 10QSB
period 2003-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2003-05-13
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2003

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

MAINE	01-0471507
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

201 Main Street Bangor, Maine 04401
(Address of Principal Executive Office)

Issuer’s telephone number, including area code: 207-942-4800.

The number of shares outstanding for the issuer’s classes of common stock as of April 30, 2003 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,305,563

Transitional Small Business Disclosure Format:             Yes: ☐              No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine

May 8, 2003

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$10,427	$14,210
Interest-bearing deposits with banks	41	57
Total cash and cash equivalents	10,468	14,267
Investment securities – available for sale	65,839	68,867
Loans held for sale	2,117	1,220
Loans receivable	224,834	214,729
Less allowance for loan losses	3,402	3,295
Net loans receivable	221,432	211,434
Other real estate owned	10	151
Properties and equipment, net	3,467	3,537
Cash surrender value of life insurance	3,629	3,591
Deferred income tax benefit	823	646
Accrued income and other assets	3,426	3,603
Total assets	$311,211	$307,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$39,049	$40,951
Savings and NOW deposits	100,704	106,021
Certificates of deposit	92,475	91,885
Total deposits	232,228	238,857
Securities sold under agreements to repurchase (term and demand)	18,549	19,236
Other borrowed funds	28,361	17,696
Accrued expenses and other liabilities	3,223	3,139
Total liabilities	282,361	278,928
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued 3,290,183 shares and outstanding 3,281,458 shares in 2003 and issued 3,194,497 shares and outstanding 3,116,263 shares in 2002	3,290	3,194
Capital surplus	21,598	20,381
Retained earnings	3,795	5,498
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $155 and $276 in 2003 and 2002, respectively	300	536
Treasury stock, at cost (8,725 shares in 2003 and 78,234 shares in 2002)	(133)	(1,221)
Total shareholders’ equity	28,850	28,388
Total liabilities and shareholders’ equity	$311,211	$307,316

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2003	2002

Interest and dividend income

Interest and fees on loans	$3,750	$3,686
Interest on investment securities	568	872
Dividends on investment securities	53	23
Total interest and dividend income	4,371	4,581
Interest expense
Interest on deposits	1,045	1,252
Interest on borrowed funds	196	233
Total interest expense	1,241	1,485
Net interest income	3,130	3,096
Provision for loan losses	111	120
Net interest income after provision for loan losses	3,019	2,976
Non-interest income
Service charges on deposit accounts	248	189
Other service charges and fees	183	281
Trust fees	271	264
Net gain on sale of mortgage loans	424	145
Net loss on investment securities	(10)	—
Other	77	76
Total non-interest income	1,193	955
Non-interest expense
Salaries and employee benefits	1,473	1,363
Occupancy expense	217	206
Equipment expense	158	165
Data processing	148	130
Other	670	659
Total non-interest expense	2,666	2,523
Income before income taxes	1,546	1,408
Income tax expense	527	481
Net income	$1,019	$927

Per share data
Basic earnings per common share	$.31	$.32
Diluted earnings per common share	$.30	$.28

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	UnrealizedGain (Loss) on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	927	—	—	927
Change in unrealized gain on securities available for sale, net of deferred income taxes of $(61)	—	—	—	—	(149)	—	(149)
Total comprehensive income	—	—	—	927	(149)	—	778
Treasury stock purchased (6,500 shares at an average price of $12.34)	—	—	—	—	—	(80)	(80)
Common stock options exercised, 58,770 shares	—	—	—	(337)	—	608	271
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared, $0.09 per share	—	—	—	(252)	—	—	(252)
Convertible cumulative preferred stock dividends declared, $.54 per share	—	—	—	(10)	—	—	(10)

Balance at March 31, 2002	$20	$2,823	$19,915	$3,724	$451	$(243)	$26,690

Balance at December 31, 2002	$—	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388
Net income	—	—	—	1,019	—	—	1,019
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($122)	—	—	—	—	(236)	—	(236)
Total comprehensive income	—	—	—	1,019	(236)	—	783
Treasury stock purchased (16,400 shares at an average price of $15.72)	—	—	—	—	—	(258)	(258)
Common stock options exercised, 85,172 shares	—	—	(123)	(918)	—	1,346	305
3% common stock dividend declared	—	96	1,340	(1,438)	—	—	(2)
Common stock cash dividend declared, $0.11 per share	—	—	—	(366)	—	—	(366)

Balance at March 31, 2003	$—	$3,290	$21,598	$3,795	$300	$(133)	$28,850

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

(in thousands)	2003	2002

Cash flows from operating activities

Net income	$1,019	$927
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	111	114
Amortization	175	83
Net amortization (accretion) on investment securities	41	(1)
Deferred income taxes	(55)	18
Provision for loan losses	111	120
Net gain on sale of mortgage loans, investment securities and property and equipment	(121)	(89)
Net change in:
Loans held for sale	(897)	516
Deferred loan fees, net	30	18
Accrued income and other assets	70	(107)
Accrued expenses and other liabilities	84	138
Net cash provided by operating activities	568	1,737
Cash flows from investing activities
Net loans made to customers	(10,139)	(6,652)
Acquisition of premises and equipment and computer software	(42)	(115)
Purchase of investment securities available for sale	(25,441)	(10,956)
Proceeds from sales and maturities of investment securities available for sale	28,059	16,238
Acquisition of life insurance policies	—	(535)
Proceeds from sale of other real estate owned	146	—
Net cash used by investing activities	(7,417)	(2,020)

Cash flows from financing activities

Net decrease in demand, savings and NOW deposits	(7,219)	(4,388)
Net increase in certificates of deposit	590	3,040
Net decrease in securities sold under agreement to repurchase	(687)	(2,063)
Net increase in other borrowed funds	7,871	2,453
Long-term advances from the Federal Home Loan Bank	3,000	3,746
Payments on long-term advances	(206)	(2,211)
Dividends paid on convertible cumulative preferred stock and common stock	(346)	(264)
Purchase of treasury stock	(258)	(80)
Proceeds from stock issuance	305	271
Net cash provided by financing activities	3,050	504
Net increase (decrease) in cash and cash equivalents	(3,799)	221
Cash and cash equivalents, beginning of period	14,267	9,844
Cash and cash equivalents, end of period	$10,468	$10,065

Supplemental disclosures of cash flow information

Cash paid for interest	$1,273	$1,521
Income tax paid	1	441

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank).  Effective March 29, 2002, Maine Acceptance Corporation, a subsidiary of the Company, was merged into the Bank.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions and balances are eliminated in consolidation.  The income reported for the 2003 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions,” during the third quarter of 2002.  As this statement was effective January 1, 2002, the March 31, 2002 financial statements have been adjusted to reflect the discontinuance of goodwill amortization.  The net impact on the Company’s net income was $12,000 for the first quarter of 2002.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
(in thousands, except for number of shares and per-share data)	2003	2002

Basic earnings per share
Net income, as reported	$1,019	$927
Preferred stock dividends declared	—	(10)
Income available to common shareholders	$1,019	$917
Weighted-average shares outstanding	3,260,603	2,847,445
Basic earnings per share	$0.31	$0.32

Diluted earnings per share
Net income, as reported	$1,019	$927
Interest on mandatory convertible debentures, net of tax	—	3
Income available to common shareholders	$1,019	$930
Weighted-average shares outstanding	3,260,603	2,847,445
Effect of stock options, net of assumed treasury stock purchases	85,006	186,798
Effect of convertible preferred stock	—	236,487
Effect of mandatory convertible debentures	—	78,826
Adjusted weighted-average shares outstanding	3,345,609	3,349,556
Diluted earnings per share	$0.30	$0.28

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period.  Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2003 and 2002.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

Options to purchase 43,363 shares of common stock at $15.34 were outstanding at March 31, 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN

45), an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not.  A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation does not have a material effect on the Company’s consolidated financial statements.

In 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.  SFAS No. 149 does not affect the Company’s consolidated financial condition and results of operations.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of March 31, 2003, and changes during the three months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	279,333	$5.44
Granted during the period	3,000	15.50
Exercised during the period	(85,172)	4.89
Forfeited during the period	(11,628)	4.42
Additional shares for which options are exercisable due to stock dividends	5,570	—
Outstanding at end of period	191,103	$8.49

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated below.

			Earnings per Share
	Net Income		Basic		Diluted
(in thousands, except for per-share data)	2003	2002	2003	2002	2003	2002

Net income, as reported	$1,019	$927	$0.31	$0.32	$0.30	$0.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	(8)	(7)	—	—	—	—
Pro forma net income	$1,011	$920	$0.31	$0.32	$0.30	$0.28

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

I.                                         COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets increased $3.9 million or 1% to $311.2 million during the first three months of 2003.  The loan portfolio increased $10.0 million or 5% and was driven by strong real estate lending.  Residential mortgages grew 13% and commercial real estate balances increased 5%.  The loan growth was funded by a decrease in the investment portfolio of $3.0 million, a decrease in cash and cash equivalents of $3.8 million and an increase in borrowed funds of $10.7 million.

Total deposits decreased $6.6 million or 3% to $232.2 million for the first three months of 2003.  This decrease is consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.  Checking account balances decreased $304,000, savings and money market deposits decreased $6.9 million since year end and certificate of deposits (CD) balances grew by $590,000.  As of March 31, 2003, the Bank has $20.8 million of negotiated CD’s obtained in the national market with maturities between two and four years.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.4 million at March 31, 2003 (1.51% of total loans), an increase of $107,000 since year end.

II.                                     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net income for the three months ended March 31, 2003 increased $92,000 or 10% compared with the same period in 2002.  The increase in earnings between the periods was attributable to income from brisk mortgage refinance activity and an increase in net interest income.

The annualized return on average equity increased to 14.41% for the three months in 2003 from 14.24% in 2002 and the annualized return on average assets amounted to 1.36% for both the first quarter of 2003 and 2002.

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

Net interest income increased $34,000 for the first quarter of 2003 to $3.1 million.  The increase was driven by $27.0 million of growth in average earning assets from the first quarter of 2003 compared to the same period in 2002, which was offset by a decline in the net interest margin.    The Company’s net interest margin decreased to 4.38% for the three months ended March 31, 2003 compared to 4.75% for the same period in 2002.

The average rate earned on interest-earning assets declined to 6.14% from 7.11% for the three months ended March 31, 2003 and 2002, respectively, on average interest-earning assets of $286.3 million in 2003 and $259.3 million in 2002.  The average interest rate incurred on interest-bearing liabilities also declined for the three month period in 2003 and 2002 to 2.15% from 2.81%, respectively, on average interest-bearing liabilities of $234.0 million in 2003 and $214.4 million in 2002.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate environment of Federal Funds at 1.25%.

IV.           NON-INTEREST INCOME

Non-interest income increased 25% to $1.2 million for the three months ended March 31, 2003 compared to $955,000 for the same period in 2002.  The $238,000 increase in fee income is primarily due to an increase in gains on sales of mortgage loans of $279,000 for the first quarter of 2003.  In addition, service charges on deposit accounts increased 31% from a year ago..  A decline in merchant processing fees of $137,000 or 76% is the result of the Company exiting this line of business.

V.                                    NON-INTEREST EXPENSE

Non-interest expense was $2.7 million for the period ended March 31, 2003 compared to $2.5 million for the same period last year.  Non-interest expense increased $143,000 or 6%.  Personnel costs increased 8% from a year ago and represent $110,000 of the total increase in operating expenses. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth.  Other expenses increased $11,000 or 2% for the first quarter of 2003 due to increases in professional fees and marketing expenses related to a new retail banking initiative which was offset by a decline in merchant processing expense of $128,000.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 61.7% for the first quarter of 2003 compared to 62.3% for the same period in 2002.

VI.                                CAPITAL

A 3% common stock dividend was declared on March 20, 2003.  Cash dividends per share declared on common stock were $.11 for the first quarter of 2003.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8% .  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2003, of 12.93% and 14.18%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2002 were 13.10% and 14.35%.

On October 17, 2002, the Board of Directors approved a third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock.  As of March 31, 2003, 27,907 shares had been repurchased under the program. Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan and for other corporate purposes.

ITEM 3.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s President and Chief Executive Officer and Executive Vice President/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of, that evaluation, the President and Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 4         Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 17, 2003.  The proposals submitted to the shareholders and the tabulation of votes were as follows:

1. Election of three candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld	Broker Non-votes
Joseph H. Cyr	2,494,504	50	—
Robert E. Knowles	2,481,827	12,727	—
Lloyd D. Robinson	2,494,519	34	—

2.  Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent public accountants for the fiscal year ending December 31, 2003.

The number of votes cast with respect to this matter is as follows:

For	Against	Abstain	Broker Non-votes
2,424,190	33,591	1,488	—

Item 5         Other Information                                                   None

Item 6         Exhibits and Reports on Form 8-K

a.  Exhibits

99.1 and 99.2 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on April 18, 2003 reporting in Item 9 a copy of a presentation provided at its 2003 Annual Meeting of Shareholders and reporting earnings for the first quarter of the 2003 fiscal year (to satisfy reporting requirements of Item 12).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

By: /s/ Edwin N. Clift
Date:	May 13, 2003	Edwin N. Clift
President and Chief Executive
Officer (Principal Executive Officer)

Date:	May 13, 2003	By: /s/ Deborah A. Jordan

Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

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

/s/ Edwin N. Clift	Date:	May 13, 2003
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

/s/ Deborah A. Jordan	Date:	May 13, 2003
Deborah A. Jordan
Chief Financial Officer
Merrill Merchants Bancshares, Inc.