Form 10QSB
period 2003-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2003-08-13
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2003

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

MAINE	01-0471507
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

201 Main Street Bangor, Maine 04401
(Address of Principal Executive Office)

Issuer’s telephone number, including area code: 207-942-4800.

The number of shares outstanding for the issuer’s classes of common stock as of July 31, 2003 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,315,330

Transitional Small Business Disclosure Format:      Yes: ☐         No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
August 11, 2003

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$11,931	$14,210
Interest-bearing deposits with banks	50	57
Total cash and cash equivalents	11,981	14,267
Investment securities – available for sale	66,538	68,867
Loans held for sale	3,823	1,220
Loans receivable	231,361	214,729
Less allowance for loan losses	3,505	3,295
Net loans receivable	227,856	211,434
Other real estate owned	10	151
Properties and equipment, net	3,426	3,537
Cash surrender value of life insurance	3,666	3,591
Deferred income tax benefit	939	646
Accrued income and other assets	3,566	3,603
Total assets	$321,805	$307,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$45,060	$40,951
Savings and NOW deposits	112,858	106,021
Certificates of deposit	88,562	91,885
Total deposits	246,480	238,857
Securities sold under agreements to repurchase (term and demand)	19,666	19,236
Other borrowed funds	23,350	17,696
Accrued expenses and other liabilities	3,340	3,139
Total liabilities	292,836	278,928
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued 3,335,293 shares and outstanding 3,315,330 shares in 2003 and issued 3,194,497 shares and outstanding 3,116,263 shares in 2002	3,335	3,194
Capital surplus	21,665	20,381
Retained earnings	4,023	5,498
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $134 and $276 in 2003 and 2002, respectively	261	536
Treasury stock, at cost (19,963 shares in 2003 and 78,234 shares in 2002)	(315)	(1,221)
Total shareholders’ equity	28,969	28,388
Total liabilities and shareholders’ equity	$321,805	$307,316

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2003	2002	2003	2002
Interest and dividend income
Interest and fees on loans	$3,844	$3,716	$7,594	$7,402
Interest on investment securities	372	802	940	1,674
Dividends on investment securities	45	59	98	82
Total interest and dividend income	4,261	4,577	8,632	9,158
Interest expense
Interest on deposits	977	1,284	2,022	2,536
Interest on borrowed funds	224	214	420	447
Total interest expense	1,201	1,498	2,442	2,983
Net interest income	3,060	3,079	6,190	6,175
Provision for loan losses	111	111	222	231
Net interest income after provision for loan losses	2,949	2,968	5,968	5,944
Non-interest income
Service charges on deposit accounts	278	208	526	397
Other service charges and fees	174	239	357	520
Trust fees	318	286	589	550
Net gain on sale of mortgage loans	471	135	895	280
Net loss on investment securities	(41)	—	(51)	—
Other	94	80	171	156
Total non-interest income	1,294	948	2,487	1,903
Non-interest expense
Salaries and employee benefits	1,432	1,327	2,905	2,690
Occupancy expense	190	211	407	417
Equipment expense	161	174	319	339
Data processing	156	137	304	267
Other	732	614	1,402	1,273
Total non-interest expense	2,671	2,463	5,337	4,986
Income before income taxes	1,572	1,453	3,118	2,861
Income tax expense	534	495	1,061	976
Net income	$1,038	$958	$2,057	$1,885

Per share data
Basic earnings per common share	$.31	$.33	$.63	$.65
Diluted earnings per common share	$.31	$.28	$.62	$.56

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity
Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	1,885	—	—	1,885
Change in unrealized gain on securities available for sale, net of deferred income taxes of $135	—	—	—	—	234	—	234
Total comprehensive income	—	—	—	1,885	234	—	2,119
Treasury stock purchased (11,500 shares at an average price of $13.58)	—	—	—	—	—	(156)	(156)
Tax benefit related to exercise of stock options	—	—	9	—	—	—	9
Common stock options exercised, 115,089 shares	—	38	96	(417)	—	805	522
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared, $0.19 per share	—	—	—	(539)	—	—	(539)
Convertible cumulative preferred stock dividends declared, $1.08 per share	—	—	—	(21)	—	—	(21)

Balance at June 30, 2002	$20	$2,861	$20,020	$4,304	$834	$(122)	$27,917

Balance at December 31, 2002	$—	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388
Net income	—	—	—	2,057	—	—	2,057
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($142)	—	—	—	—	(275)	—	(275)
Total comprehensive income	—	—	—	2,057	(275)	—	1,782
Treasury stock purchased (65,031 shares at an average price of $15.78)	—	—	—	—	—	(1,026)	(1,026)
Common stock options exercised, 173,255 shares	—	45	(56)	(1,327)	—	1,932	594
3% common stock dividend declared	—	96	1,340	(1,441)	—	—	(5)
Common stock cash dividend declared, $0.23 per share	—	—	—	(764)	—	—	(764)

Balance at June 30, 2003	$—	$3,335	$21,665	$4,023	$261	$(315)	$28,969

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

(in thousands)	2003	2002
Cash flows from operating activities
Net income	$2,057	$1,885
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	225	239
Amortization	371	160
Net amortization (accretion) on investment securities	330	(4)
Deferred income taxes	(151)	(46)
Provision for loan losses	222	231
Net gain on sale of mortgage loans, investment securities and property and equipment	(218)	(284)
Net change in:
Loans held for sale	(2,603)	425
Deferred loan fees, net	38	24
Accrued income and other assets	(194)	(327)
Accrued expenses and other liabilities	201	26
Net cash provided by operating activities	278	2,329
Cash flows from investing activities
Net loans made to customers	(16,682)	(15,020)
Acquisition of premises and equipment and computer software	(120)	(274)
Purchase of investment securities available for sale	(41,195)	(21,853)
Proceeds from sales and maturities of investment securities available for sale	42,726	24,134
Acquisition of life insurance policies	—	(535)
Proceeds from sale of other real estate owned	146	217
Net cash used by investing activities	(15,125)	(13,331)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	10,946	7,045
Net (decrease) increase in certificates of deposit	(3,323)	2,606
Net increase (decrease) in securities sold under agreement to repurchase	430	(203)
Net increase in other borrowed funds	1,093	1,377
Long-term advances from the Federal Home Loan Bank	5,000	3,746
Payments on long-term advances	(439)	(4,423)
Dividends paid on convertible cumulative preferred stock and common stock	(714)	(516)
Purchase of treasury stock	(1,026)	(156)
Proceeds from stock issuance	594	522
Net cash provided by financing activities	12,561	9,998
Net decrease in cash and cash equivalents	(2,286)	(1,004)
Cash and cash equivalents, beginning of period	14,267	9,844
Cash and cash equivalents, end of period	$11,981	$8,840
Supplemental disclosures of cash flow information
Cash paid for interest	$2,466	$2,938
Income tax paid	1,035	1,035

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions,” during the third quarter of 2002.  As this statement was effective January 1, 2002, the June 30, 2002 financial statements have been adjusted to reflect the discontinuance of goodwill amortization.  The net impact on the Company’s net income was $26,000 for the first six months of 2002.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for number of shares and per-share data)	2003	2002	2003	2002
Basic earnings per share
Net income, as reported	$1,038	$958	$2,057	$1,885
Preferred stock dividends declared	—	(11)	—	(21)
Income available to common shareholders	$1,038	$947	$2,057	$1,864
Weighted-average shares outstanding	3,315,917	2,913,209	3,288,413	2,880,509
Basic earnings per share	$0.31	$0.33	$0.63	$0.65

Diluted earnings per share
Net income, as reported	$1,038	$958	$2,057	$1,885
Interest on mandatory convertible debentures, net of tax	—	3	—	6
Income available to common shareholders	$1,038	$961	$2,057	$1,891
Weighted-average shares outstanding	3,315,917	2,913,209	3,288,413	2,880,509
Effect of stock options, net of assumed treasury stock purchases	24,448	177,765	22,880	167,858
Effect of convertible preferred stock	—	236,487	—	236,487
Effect of mandatory convertible debentures	—	78,826	—	78,826
Adjusted weighted-average shares outstanding	3,340,365	3,406,287	3,311,293	3,363,680

Diluted earnings per share	$0.31	$0.28	$0.62	$0.56

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

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions, relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.  SFAS No. 149 does not affect the Company’s consolidated financial condition and results of operations.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of June 30, 2003, and changes during the six months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	279,333	$5.44
Granted during the period	3,000	15.50
Exercised during the period	(173,255)	4.59
Forfeited during the period	(13,204)	5.42
Additional shares for which options are exercisable due to stock dividends	5,570	—
Outstanding at end of period	101,444	$12.06

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

			Earnings per Share
	Net Income		Basic		Diluted
(in thousands, except for per-share data)	2003	2002	2003	2002	2003	2002
Net income, as reported	$2,057	$1,885	$0.63	$0.65	$0.62	$0.56
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	(14)	(9)	(0.01)	(0.01)	—	—
Pro forma net income	$2,043	$1,876	$0.62	$0.64	$0.62	$0.56

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Report on Form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Changes to such risks and uncertainties, which could impact future financial performance, include, among other things, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally; (4) changes in the regulatory environment;  (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and the Bank.

I.              COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets increased $14.5 million or 5% to $321.8 million during the first six months of 2003.  The loan portfolio increased $16.6 million or 8% and was driven by strong real estate lending.  Residential mortgages grew 18% and commercial real estate balances increased 12%.  The loan growth was funded by a $4.6 million decrease in the investment portfolio and cash and cash equivalents, an increase in deposits of $7.6 million and an increase in borrowed funds of $6.1 million.

Total deposits increased $7.6 million or 3% to $246.5 million for the first six months of 2003.  Growth in checking account balances of $5.7 million is due to our High Performance Checking program combined with new business account relationships.  Money market account balances include $12.4 million of deposits from the Bank’s trust and investment management division which were previously placed with a mutual fund company.  As of June 30, 2003, the Bank has $20.8 million of negotiated CD’s obtained in the national market with maturities between two and four years.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.5 million at June 30, 2003 (1.52% of total loans), an increase of $210,000 since year end.

II.            RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net income for the six months ended June 30, 2003 was $2.1 million, an increase of $172,000 or 9% from the same period in 2002.  The increase in earnings between the periods was attributable to loan growth and income from record level mortgage refinancing activity.  Net income for the second quarter of 2003 increased $80,000 or 8% to $1.0 million compared with the second quarter of 2002.

Earnings per share on a diluted basis increased 11% to $.62 per share for the first six months of 2003 compared to $.56 per share for the same period in 2002.  For the three month periods ended June 30, 2003 and 2002, diluted earnings per share was $.31 and $.28, respectively.

Return on average shareholders’ equity on an annualized basis for the six months ended June 30, 2003 and 2002 was 14.41% and 14.18%, respectively, and for the second quarter of 2003 and 2002 was 14.40% and 14.11%, respectively.   The annualized return on average assets for the first six months of 2003 and 2002 was 1.34% and 1.35%, respectively, and for the second quarter of 2003 and 2002 was 1.32% and 1.34%, respectively.

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

Net interest income increased $15,000 for the first six months of 2003 to $6.2 million.  The increase was driven by $28.0 million of growth in average earning assets for the first half of 2003 compared to the same period in 2002, which was offset by a decline in the net interest margin.    The Company’s net interest margin decreased to 4.22% for the six months ended June 30, 2003 compared to 4.65% for the same period in 2002.

The average rate earned on interest-earning assets declined to 5.90% from 6.93% for the six months ended June 30, 2003 and 2002, respectively, on average interest-earning assets of $292.2 million in 2003 and $264.2 million in 2002.  The average interest rate incurred on interest-bearing liabilities also declined for the six month period in 2003 and 2002 to 2.05% from 2.75%, respectively, on average interest-bearing liabilities of $239.3 million in 2003 and $218.0 million in 2002.

The yield on average earning assets for the second quarter of 2003 and 2002 was 5.68% and 6.78%, respectively, and the average interest rate incurred on interest-bearing liabilities was 1.97% and 2.72%, respectively.  The net interest margin decreased to 4.07% for the second quarter of 2003 as compared to 4.54% for the same period in 2002.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate environment of Federal Funds at 1.00%.

IV.           NON-INTEREST INCOME

Non-interest income totaled $2.5 million for the six months ended June 30, 2003 as compared to $1.9 million for the same period in 2002.  Non-interest income increased $584,000 or 31% in 2003 due to an increase in gains on sale of mortgage loans of $615,000 for the first six months of 2003.  Mortgage sale gains were driven by the current interest rate environment combined with the Company’s increased market share of mortgage activity.  Additionally, the Company has experienced increases in service fees of 33% on deposit accounts and 25% on ATM fees due to new account activity.  A decline in merchant processing fees of $221,000 is the result of the Company exiting this line of business.

Non-interest income for the second quarter of 2003 increased 36% to $1.3 million compared to $948,000 for the same period in 2002 primarily due to the increase in gain on mortgage sales of $336,000.

V.                                    NON-INTEREST EXPENSE

Non-interest expense totaled $5.3 million for the six months ended June 30, 2003 compared to $5.0 million for the same period last year.  Non-interest expense increased $351,000 or 7%.  Personnel costs increased 8% from a year ago and represent $215,000 of the total increase in operating expenses. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth.  Other expenses increased 10% due to a $164,000 increase in marketing expenses related to the High Performance Checking program.  In addition, amortization of mortgage servicing rights increased $145,000 due to accelerated amortization related to loan mortgage prepayments.   Other expenses also include a decline in merchant processing expense of $226,000.

Non-interest expense was $2.7 million in the second quarter of 2003 compared to $2.5 million for the same period in 2002, an increase of $208,000 or 8%.  The increase was the result of increases in personnel costs of 8% and an increase in other expenses of 19% related to marketing expenses and mortgage servicing rights amortization.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 61.1% for the first six months of 2003 compared to 61.7% for the same period in 2002.

VI.                                CAPITAL

A 3% common stock dividend was declared in the first quarter of 2003.  Cash dividends per share declared on common stock for the first and second quarter of 2003 were $0.11 and $0.12, respectively.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at June 30, 2003, of 12.63% and 13.88%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2002 were 13.10% and 14.35%, respectively.

On October 17, 2002, the Board of Directors approved a third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock.  As of June 30, 2003, 76,538 shares had been repurchased under the program. Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan and for other corporate purposes.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

Management, including the Company’s  President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities and Use of Proceeds	None

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K

a.  Exhibits

15                      Letter Re: Unaudited Interim Financial Information

31.1             Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

The Company filed a Form 8-K with the Securities and Exchange Commission on July 24, 2003 reporting earnings for the second quarter of the 2003 fiscal year to satisfy reporting requirements of Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date:	August 14, 2003	By:	/s/ Edwin N. Clift
Edwin N. Clift
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)