Form 10QSB
period 2003-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2003-11-12
CIK 913072

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2003

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

Issuer’s telephone number, including area code: 207-942-4800.

The number of shares outstanding for the issuer’s classes of common stock as of November 10, 2003 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,331,001

Transitional Small Business Disclosure Format:             Yes: ☐           No: ☒

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiaries as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
November 5, 2003

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$12,123	$14,210
Interest-bearing deposits with banks	47	57
Total cash and cash equivalents	12,170	14,267
Investment securities - available for sale	68,144	68,867
Loans held for sale	885	1,220
Loans receivable	242,135	214,729
Less allowance for loan losses	3,566	3,295
Net loans receivable	238,569	211,434
Other real estate owned	10	151
Properties and equipment, net	3,323	3,537
Cash surrender value of life insurance	3,697	3,591
Deferred income tax benefit	945	646
Accrued income and other assets	3,575	3,603
Total assets	$331,318	$307,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$43,271	$40,951
Savings and NOW deposits	124,851	106,021
Certificates of deposit	91,933	91,885
Total deposits	260,055	238,857
Securities sold under agreements to repurchase (term and demand)	22,714	19,236
Other borrowed funds	15,239	17,696
Accrued expenses and other liabilities	3,523	3,139
Total liabilities	301,531	278,928
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued 3,335,293 shares and outstanding 3,330,455 shares in 2003 and issued 3,194,497 shares and outstanding 3,116,263 shares in 2002	3,335	3,194
Capital surplus	21,665	20,381
Retained earnings	4,616	5,498
Accumulated other comprehensive income Unrealized gain on securities available for sale, net of tax of $127 and $276 in 2003 and 2002, respectively	247	536
Treasury stock, at cost (4,838 shares in 2003 and 78,234 shares in 2002)	(76)	(1,221)
Total shareholders’ equity	29,787	28,388
Total liabilities and shareholders’ equity	$331,318	$307,316

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share data)	2003	2002	2003	2002

Interest and dividend income

Interest and fees on loans	$3,841	$3,775	$11,435	$11,177
Interest on investment securities	321	754	1,261	2,428
Dividends on investment securities	19	89	117	171
Total interest and dividend income	4,181	4,618	12,813	13,776
Interest expense
Interest on deposits	974	1,265	2,996	3,801
Interest on borrowed funds	182	207	602	654
Total interest expense	1,156	1,472	3,598	4,455
Net interest income	3,025	3,146	9,215	9,321
Provision for loan losses	111	111	333	342
Net interest income after provision for loan losses	2,914	3,035	8,882	8,979
Non-interest income
Service charges on deposit accounts	304	207	830	604
Other service charges and fees	172	225	529	745
Trust fees	292	271	881	821
Net gain on sale of mortgage loans	529	190	1,424	470
Net loss on investment securities	—	—	(51)	—
Other	74	61	245	217
Total non-interest income	1,371	954	3,858	2,857
Non-interest expense
Salaries and employee benefits	1,546	1,369	4,451	4,059
Occupancy expense	198	199	605	616
Equipment expense	160	183	479	522
Data processing	158	140	462	407
Other	592	629	1,994	1,902
Total non-interest expense	2,654	2,520	7,991	7,506
Income before income taxes	1,631	1,469	4,749	4,330
Income tax expense	529	474	1,590	1,450
Net income	$1,102	$995	$3,159	$2,880

Per share data
Basic earnings per common share	$.33	$.33	$.96	$.98
Diluted earnings per common share	$.33	$.29	$.95	$.86

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Convertible Cumulative Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985
Net income	—	—	—	2,880	—	—	2,880
Change in unrealized gain on securities available for sale, net of deferred income taxes of $36	—	—	—	—	40	—	40
Total comprehensive income	—	—	—	2,880	40	—	2,920
Treasury stock purchased (11,500 shares at an average price of $13.58)	—	—	—	—	—	(156)	(156)
Tax benefit related to exercise of stock options	—	—	9	—	—	—	9
Common stock options exercised, 143,377 shares	—	61	170	(460)	—	876	647
3% common stock dividend declared	—	82	1,121	(1,205)	—	—	(2)
Common stock cash dividend declared, $0.29 per share	—	—	—	(827)	—	—	(827)
Convertible cumulative preferred stock dividends declared, $1.63 per share	—	—	—	(32)	—	—	(32)

Balance at September 30, 2002	$20	$2,884	$20,094	$4,957	$640	$(51)	$28,544

Balance at December 31, 2002	$—	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388
Net income	—	—	—	3,159	—	—	3,159
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($149)	—	—	—	—	(289)	—	(289)
Total comprehensive income	—	—	—	3,159	(289)	—	2,870
Treasury stock purchased (65,031 shares at an average price of $15.78)	—	—	—	—	—	(1,026)	(1,026)
Common stock options exercised, 182,800 shares	—	45	(56)	(1,436)	—	2,171	724
3% common stock dividend declared	—	96	1,340	(1,441)	—	—	(5)
Common stock cash dividend declared, $0.35 per share	—	—	—	(1,164)	—	—	(1,164)

Balance at September 30, 2003	$—	$3,335	$21,665	$4,616	$247	$(76)	$29,787

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(in thousands)	2003	2002

Cash flows from operating activities

Net income	$3,159	$2,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	340	364
Amortization	485	281
Net amortization (accretion) on investment securities	522	(2)
Deferred income taxes	(148)	(99)
Provision for loan losses	333	342
Net gain on sale of mortgage loans, investment securities and property and equipment	(546)	(472)
Net change in:
Loans held for sale	335	796
Deferred loan fees, net	30	16
Accrued income and other assets	(1)	(231)
Accrued expenses and other liabilities	384	219
Net cash provided by operating activities	4,893	4,094
Cash flows from investing activities
Net loans made to customers	(27,498)	(19,473)
Acquisition of premises and equipment and computer software	(155)	(368)
Purchase of investment securities available for sale	(51,481)	(54,811)
Proceeds from sales and maturities of investment securities available for sale	51,193	53,439
Acquisition of life insurance policies	—	(535)
Proceeds from sale of other real estate owned	146	217
Net cash used by investing activities	(27,795)	(21,531)

Cash flows from financing activities

Net increase in demand, savings and NOW deposits	21,150	7,894
Net increase in certificates of deposit	48	8,945
Net increase (decrease) in securities sold under agreement to repurchase	3,478	(619)
Net (decrease) increase in other borrowed funds	(6,899)	3,788
Long-term advances from the Federal Home Loan Bank	5,000	3,746
Payments on long-term advances	(558)	(4,639)
Dividends paid on convertible cumulative preferred stock and common stock	(1,112)	(813)
Purchase of treasury stock	(1,026)	(156)
Proceeds from stock issuance	724	647
Net cash provided by financing activities	20,805	18,793
Net (decrease) increase in cash and cash equivalents	(2,097)	1,356
Cash and cash equivalents, beginning of period	14,267	9,844
Cash and cash equivalents, end of period	$12,170	$11,200

Supplemental disclosures of cash flow information

Cash paid for interest	$3,628	$4,436
Transfers to other real estate owned	—	141
Income tax paid	1,438	1,503

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for number of shares and per-share data)	2003	2002	2003	2002

Basic earnings per share
Net income, as reported	$1,102	$995	$3,159	$2,880
Preferred stock dividends declared	—	(11)	—	(32)
Income available to common shareholders	$1,102	$984	$3,159	$2,848
Weighted-average shares outstanding	3,318,080	2,956,311	3,298,411	2,906,054
Basic earnings per share	$0.33	$0.33	$0.96	$0.98

Diluted earnings per share
Net income, as reported	$1,102	$995	$3,159	$2,880
Interest on mandatory convertible debentures, net of tax	—	3	—	8
Income available to common shareholders	$1,102	$998	$3,159	$2,888
Weighted-average shares outstanding	3,318,080	2,956,311	3,298,411	2,906,054
Effect of stock options, net of assumed treasury stock purchases	25,760	160,604	19,355	152,334
Effect of convertible preferred stock	—	236,487	—	236,487
Effect of mandatory convertible debentures	—	78,826	—	78,826
Adjusted weighted-average shares outstanding	3,343,840	3,432,228	3,317,766	3,373,701

Diluted earnings per share	$0.33	$0.29	$0.95	$0.86

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

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

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

SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as stated below, and for hedging relationships designated after September 30, 2003.  The guidance should be applied prospectively.

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions, relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003.  SFAS No. 149 does not affect the Company’s consolidated financial condition and results of operations.

In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  This Statement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4 – STOCK OPTIONS

A summary of the status of the Employee and Director Stock Option Plan as of September 30, 2003, and changes during the nine months then ended, is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	279,333	$5.44
Granted during the period	3,000	15.50
Exercised during the period	(182,800)	4.94
Forfeited during the period	(23,534)	7.02
Additional shares for which options are exercisable due to stock dividends	5,570	—
Outstanding at end of period	81,569	$12.53

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per-share data)	2003	2002	2003	2002
Net income
Net income, as reported	$1,102	$995	$3,159	$2,880
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	(8)	(3)	(22)	(12)
Pro forma net income	$1,094	$992	$3,137	$2,868
Basic earnings per share
Net income, as reported	$0.33	$0.33	$0.96	$0.98
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	—	—	(0.01)	—
Pro forma net income	$0.33	$0.33	$0.95	$0.98
Diluted earnings per share
Net income, as reported	$0.33	$0.29	$0.95	$0.86
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	—	—	—	(0.01)
Pro forma net income	$0.33	$0.29	$0.95	$0.85

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

I.                                         COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Total assets increased $24.0 million or 8% to $331.3 million during the first nine months of 2003.  The loan portfolio increased $27.4 million or 13% and was driven by strong real estate lending.  Residential mortgages grew 33%, home equity loans increased 31% and commercial real estate balances increased 11%.  The growth of our loan portfolio was funded by a $2.8 million decrease in the investment portfolio and cash and cash equivalents and an increase in deposits of $21.2 million.

Total deposits increased $21.2 million or 9% to $260.1 million for the first nine months of 2003.  Growth in checking account balances of $9.1 million is primarily due to the introduction of a new product line, High Performance Checking, in October 2002 combined with new business account relationships.  Money market account balances include $12.3 million of deposits from the Bank’s trust and investment management division which were previously placed with a mutual fund company.  As of September 30, 2003, the Bank has $26.4 million of negotiated CD’s obtained in the national market with maturities between two and four years.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.6 million at September 30, 2003 (1.47% of total loans), an increase of $271,000 since year end.

II.                                     RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the nine months ended September 30, 2003 was $3.2 million, an increase of $279,000 or 10% from the same period in 2002.  The increase in earnings between the periods was attributable to the growth of our loan portfolio and income from record level mortgage refinancing activity which resulted in an increase in our net gain on the sale of mortgage loans.  Net income for the third quarter of 2003 increased $107,000 or 11% to $1.1 million compared with the third quarter of 2002.

Earnings per share on a diluted basis increased 11% to $.95 per share for the first nine months of 2003 compared to $.86 per share for the same period in 2002.  For the three month periods ended September 30, 2003 and 2002, diluted earnings per share were $.33 and $.29, respectively.

Return on average shareholders’ equity on an annualized basis for the nine months ended September 30, 2003 and 2002 was 14.60% and 14.11%, respectively, and for the third quarter of 2003 and 2002 was 14.97% and 13.98%, respectively.   The annualized return on average assets for the first nine months of 2003 and 2002 was 1.34% and 1.35%, respectively, and for the third quarter of 2003 and 2002 was 1.35% and 1.36%, respectively.

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

Net interest income decreased $106,000 for the first nine months of 2003 to $9.2 million.  The decrease was due to the decline in the Company’s net interest margin to 4.09% for the nine months ended September 30, 2003 compared to 4.62% for the same period in 2002.  Average earning assets increased $30.5 million for the first nine months ended September 30, 2003.

The average rate earned on interest-earning assets declined to 5.71% from 6.86% for the nine months ended September 30, 2003 and 2002, respectively, on average interest-earning assets of $297.2 million in 2003 and $266.7 million in 2002.  The average interest rate incurred on interest-bearing liabilities also declined for the nine month period in 2003 and 2002 to 1.98% from 2.71%, respectively, on average interest-bearing liabilities of $242.1 million in 2003 and $219.2 million in 2002.

The yield on average earning assets for the third quarter of 2003 and 2002 was 5.34% and 6.72%, respectively, and the average interest rate incurred on interest-bearing liabilities for the same periods was 1.86% and 2.64%, respectively.  The net interest margin decreased to 3.85% for the third quarter of 2003 as compared to 4.57% for the same period in 2002.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate of Federal Funds set at 1.00%.

IV.           NON-INTEREST INCOME

Non-interest income totaled $3.9 million for the nine months ended September 30, 2003 as compared to $2.9 million for the same period in 2002.  Non-interest income increased $1.0 million or 35% in 2003 due to an increase in gains on sale of mortgage loans of $954,000 for the first nine months of 2003.  Mortgage sale gains were driven by the current interest rate environment combined with the Company’s increased market share of mortgage activity.  Additionally, the Company has experienced increases in service fees of 37% on deposit accounts and 24% on ATM fees due to new account activity.  A decline in merchant processing fees of $298,000 is the result of the Company exiting this line of business.

Non-interest income for the third quarter of 2003 increased 44% to $1.4 million, compared to $954,000 for the same period in 2002, primarily due to the increase in gain on mortgage sales of $339,000.

V.                                    NON-INTEREST EXPENSE

Non-interest expense totaled $8.0 million for the nine months ended September 30, 2003 compared to $7.5 million for the same period last year.  Non-interest expense increased $485,000 or 6%.  Personnel costs increased 10% from a year ago and represent $392,000 of the total increase in operating expenses. The personnel cost increase is the result of normal salary increases and additional staffing required as a result of asset growth.

Non-interest expense was $2.7 million in the third quarter of 2003 compared to $2.5 million for the same period in 2002, an increase of $134,000 or 5%.  The increase was the result of increases in personnel costs of 13% offset by a decline in equipment and other expenses.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 61.1% for the first nine months of 2003 compared to 61.6% for the same period in 2002.

VI.                                CAPITAL

A 3% common stock dividend was declared in the first quarter of 2003.  Cash dividends per share declared on common stock for the first, second and third quarters of 2003 were $0.11, $0.12 and $0.12, respectively.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at September 30, 2003, of 12.84% and 14.09%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2002 were 13.10% and 14.35%, respectively.

On October 17, 2002, the Board of Directors approved a third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock.  As of September 30, 2003, 76,538 shares had been repurchased under the program. Shares are being repurchased into treasury for the purpose of funding the expected exercise of stock options pursuant to the Company’s stock option plan and for other corporate purposes.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings		None

Item 2	Changes in Securities		None

Item 3	Defaults upon Senior Securities		None

Item 4	Submission of Matters to a Vote of Security Holders		None

Item 5	Other Information		None

Item 6	Exhibits and Reports on Form 8-K

	a.	Exhibits

	15	Letter Re: Unaudited Interim Financial Information

	31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications

	32.1	Section 1350 Certifications

	b.	Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission dated October 20, 2003 reporting earnings for the third quarter of the 2003 fiscal year, and furnishing such statements, to satisfy reporting requirements of Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date:	November 12, 2003	By:	/s/	Edwin N. Clift
Edwin N. Clift
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2003	By:	/s/	Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)