Form 10KSB
period 2003-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2004-03-26
CIK 913072

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $1.00 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The revenues for the issuer’s fiscal year ended December 31, 2003 are $22,394,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on January 31, 2004 was $82,226,339.

The Company had 3,302,130 shares of common stock outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, which was filed with the Commission on March 18, 2004, and the 2003 Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference into Parts II and III of this report.

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

i

PART I

ITEM 1.     BUSINESS

General

Merrill Merchants Bancshares, Inc. (the “Company”), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company is also a registered financial holding company under the BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the “Bank”) and holds 100% of the Bank’s outstanding common stock (the “Bank Stock”).  In January 1999, the Company established Maine Acceptance Corporation (“MAC”), a finance company and effective March 29, 2002, MAC was merged into the Bank.  The Company, through its ownership of the Bank, is engaged in a general commercial and retail banking business, along with trust and investment services.  Unless the context otherwise requires, references herein to the Company shall include the Company, the Bank, and MAC, on a consolidated basis.

The Company is an entity legally separate and distinct from the Bank.  The Company’s sources of income and cash flow are derived from dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

The Bank was established in 1992 to purchase assets and assume liabilities of certain branch banking offices formerly held by a large out of state bank.  Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital.  Presently, the Bank maintains eleven banking offices (collectively, the “Branch Banks”) in nine area communities.  The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor’s sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine, the State’s flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; (vii) a private banking office located in Waterville; and (viii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor.  The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region.  In addition to the Branch Banks, the Bank has 17 ATM locations in its primary market area.

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans.  As of December 31, 2003, the Company had total assets of $342.2 million, loans, net of allowances, of $242.9 million, total deposits of $258.8 million and shareholders’ equity of $30.6 million.  The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $315.5 million in assets under management as of December 31, 2003.

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

Liberal interstate banking laws have resulted in an increase in acquisitions of locally-owned Maine-based banks by non-local entities.  It has been the observation of the Company’s management that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks’ businesses is shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states.  The Company believes that this shift often results in delayed decision-making by management which is not familiar with the needs of the acquired bank’s customers or the communities it serves.  Individuals and small businesses are particularly sensitive to these changes since they may not fit the product parameters established by the larger banks.

Thus, the Company believes that there will continue to be a need for a bank in the Bank’s primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals.  The Bank has concentrated on extending business loans to such customers in the Bank’s primary market area and to extending trust services to clients with accounts of all sizes.  The Bank’s management also makes decisions based upon, among other things, the knowledge of the Bank’s employees regarding the communities and customers in the Bank’s primary market area.  The individuals employed by the Bank, to a large extent, reside near the Branch Banks and thus are generally familiar with the Branch Banks’ communities and customers.  This is important in local decision-making as it allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.

The Trust and Investment Services Department of the Bank has taken advantage of opportunities created as the larger banks have altered their personal service commitment to clients not meeting established account criteria.  The Bank is able to offer a comprehensive array of trust and investment services to individuals, businesses, non-profit organizations and municipalities of varying asset size and to provide the highest level of personal service.  The staff includes an attorney as well as investment and employee benefits professionals with trust and banking experience.

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

Employees

As of December 31, 2003, the Company had 112 full-time employees and 15 part-time employees.  The employees are not represented by a collective bargaining unit.

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

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, construction, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2003, commercial and commercial real estate loans represented the largest class of loans at $135.8 million or 55% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD).   The Bank is a leading lender in the State of Maine for the Small Business Administration.

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

As of December 31, 2003, residential loans accounted for a total of $55.4 million representing 22% of total loans.  The Bank’s secondary market servicing portfolio totaled $106.9 million at December 31, 2003.

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

Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences and to businesses for owner-occupancy. Residential and commercial construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. At December 31, 2003, construction loans totaled $9.7 million representing 4% of total loans.

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

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2003, fixed-rate loans totaled $15.1 million and variable-rate loans amounted to $13.4 million.  Fixed-rate loans are for terms of 5 to 15 years with monthly amortization required and interest rates ranging from 4.89% to 13.5%.  Interest rates on variable-rate loans range from prime to 2.0% over the prime interest rate.  These home equity loans are generally secured by a second mortgage on the principal residential property.

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

Consumer loans totaled approximately $17.3 million and represented 7% of the Company’s loan portfolio at December 31, 2003.  Such loans bear interest at fixed rates ranging from 4.5% to 18%.

M&M Joint Venture

In 1996, the Bank and MSB Leasing, Inc. (a subsidiary of Machias Savings Bank, a state chartered mutual savings bank) formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and over fifty other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Lending Activities

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

Loan Portfolio Composition

	At December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate
Commercial	$80,212	32%	$70,247	33%	$69,209	37%	$59,277	36%	$49,161	36%
Construction	9,669	4%	13,379	6%	6,678	4%	4,623	3%	1,937	2%
Residential	55,380	22%	40,362	19%	35,040	19%	26,112	16%	23,390	17%
Home equity	28,496	12%	19,889	9%	17,675	9%	18,830	11%	18,054	13%
Total real estate	173,757	70%	143,877	67%	128,602	69%	108,842	66%	92,542	68%
Commercial	55,486	23%	54,920	26%	43,533	23%	42,459	25%	33,686	25%
Consumer	17,269	7%	15,932	7%	15,945	8%	14,622	9%	9,994	7%
Total loans	$246,512	100%	$214,729	100%	$188,080	100%	$165,923	100%	$136,222	100%
Less allowance for loan losses	(3,652)		(3,295)		(2,986)		(2,658)		(2,274)
Total	$242,860		$211,434		$185,094		$163,265		$133,948

The following table sets forth as of December 31, 2003, commercial and construction loans by scheduled due date for the periods indicated.  Loans maturing after one year are further distinguished between those with predetermined interest rates and loans which have floating or adjustable interest rates.

Loan Maturity Schedule

	At December 31, 2003
	Due in one year or less	Due after one year but before 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial	$31,759	$18,701	$5,026	$55,486
Construction	9,669	—	—	9,669
Commercial and construction loans maturing after one year:
Predetermined interest rates	$5,325
Floating or adjustable interest rates	18,402
Total	$23,727

The following is a summary of non-performing assets at the dates indicated:

Non-Performing Assets

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans:
Non-accrual loans	$598	$432	$432	$421	$266
Loans 90 days or more past due but still accruing	8	37	75	104	—
Restructured loans	8	132	—	—	—
Non-performing loans	614	601	507	525	266
OREO and repossessed assets	3	165	221	90	50
Non-performing assets	$617	$766	$728	$615	$316
Non-performing loans as a percentage of total loans	0.25%	0.28%	0.27%	0.32%	0.19%
Non-performing assets as a percentage of total assets	0.18%	0.25%	0.26%	0.25%	0.15%
Non-performing assets as a percentage of total loans and OREO/repossessed assets	0.25%	0.36%	0.39%	0.37%	0.23%

At December 31, 2003, loans on non-accrual status totaled $598,000. Interest income not recognized on non-accrual loans was $24,000 in 2003.  There was no interest income recognized on non-accrual loans in 2003.

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

At December 31, 2003 and 2002, loans classified as substandard amounted to $5.5 million and $2.7 million, respectively, and loans classified as doubtful totaled $81,000 and $480,000, respectively.  Performing loans represent 95% and 85% of the adversely classified balances as of December 31, 2003 and 2002, respectively.  The Bank had no loans which were classified as loss at either date.  Total classified loans as a percentage of total loans increased to 2.3% at December 31, 2003 from 1.5% at December 31, 2002.  Classified loans represent loans that, in the opinion of management, could potentially migrate to non-performing or loss status.  Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan.  As of December 31, 2003 and 2002, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to 20% and 28%, respectively, of the total loan balances adversely classified.

Allowance for Loan Losses

The following table sets forth activity in the Company’s allowance for loan losses during the years indicated:

Summary of Loan Loss Experience

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total net loans outstanding at the end of year (1)	$242,860	$211,434	$185,094	$163,265	$133,948
Average net loans outstanding during the year (1)	$229,392	$198,120	$171,692	$150,553	$127,595
Allowance for loan losses, beginning of year	$3,295	$2,986	$2,658	$2,274	$2,023
Loans charged off during the period:
Real estate:
Commercial	—	—	—	—	(66)
Residential	—	—	—	—	—
Home equity	—	—	(20)	(14)	—
Commercial	(7)	(28)	(65)	(9)	(10)
Consumer	(113)	(161)	(99)	(42)	(49)
Total	(120)	(189)	(184)	(65)	(125)
Recoveries of loans previously charged off:
Real estate:
Commercial	—	—	—	—	—
Residential	—	27	22	22	22
Home equity	—	—	—	—	—
Commercial	4	5	1	1	7
Consumer	29	13	15	3	2
Total	33	45	38	26	31
Net loans charged off during the year	(87)	(144)	(146)	(39)	(94)
Provisions charged to income statement	444	453	474	423	345
Allowance for loan losses, end of year	$3,652	$3,295	$2,986	$2,658	$2,274
Ratios:
Net charge-offs to average loans outstanding	0.04%	0.07%	0.08%	0.03%	0.07%
Net charge-offs to loans, end of period	0.04%	0.07%	0.08%	0.02%	0.07%
Allowance for loan losses to average loans outstanding	1.57%	1.64%	1.71%	1.74%	1.75%
Allowance for loan losses to loans, end of year	1.48%	1.53%	1.59%	1.60%	1.67%
Allowance for loan losses to non-performing loans	594.79%	548.25%	588.95%	506.29%	854.89%

(1) Excludes loans held for sale.

The provision for loan losses was $444,000 for the twelve month period ended December 31, 2003 and $453,000 for the same period ended December 31, 2002. The allowance for loan losses was $3.7 million at December 31, 2003, which was an increase of $357,000 or 11% over the amount at December 31, 2002.

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

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial and Commercial Real Estate (1)	$2,774	55%	$1,881	58%	$1,574	60%	$1,321	61%	$1,111	61%
Construction	48	4%	67	6%	33	4%	23	3%	10	2%
Residential	181	22%	361	19%	285	19%	223	16%	122	17%
Home equity	74	12%	248	9%	220	9%	236	11%	179	13%
Consumer	277	7%	460	8%	424	8%	310	9%	272	7%
Off-Balance Sheet	125	—	278	—	212	—	—	—	—	—
Unallocated	173	—	—	—	238	—	545	—	580	—
Total allowance for loan losses	$3,652	100%	$3,295	100%	$2,986	100%	$2,658	100%	$2,274	100%

(1)                                  Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

The allowance for loan losses represents the amount available for credit losses inherent in the Company’s loan portfolio.  Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

In general, the Company determines the appropriate overall reserve for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses based on management’s judgment about various qualitative factors.  These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors.  Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.

Commercial loans are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “8” (high risk of loss). For non-impaired loans with a credit risk rating of “1” to “6”, estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification.  Qualitative adjustments are also made based upon management’s assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies.  A specific allocation is made for impaired loans, or loans no longer accruing interest as a result of the deemed uncollectibility of interest due, which are measured at the net present value of future cash flows, discounted at the loan’s effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.

Consumer loans, which include residential mortgages, home equity loans, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.

The results of all analyses are reviewed and discussed by the Board of Directors on a quarterly basis.  An integral component of the Company’s risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors.  Reserve methodology is reviewed on a periodic basis and modified as appropriate.  Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of December 31, 2003.  The unallocated component of the allowance for loan losses represents management’s view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet tied to specific loans.  Although management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.

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

The composition of the investment portfolio as of December 31, 2003 was 16% U.S. Treasury notes and U.S. Government agencies and corporations, 68% mortgage-backed securities and collateralized mortgage obligations and 16% other securities.  The comparable distributions for December 31, 2002 were 34% U.S. Treasury notes and U.S. Government agencies and corporations, 49% mortgage-backed securities and collateralized mortgage obligations and 17% other securities.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated:

Investment Securities Portfolio Composition

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Securities available for sale (1):
U.S. Treasury securities	$—	$—	$1,030
U.S. Government agencies and corporations	12,473	11,750	17,376
Mortgage-backed securities and collateralized mortgage obligations	51,780	33,660	38,684
State and local government debt securities	2,682	2,925	5,254
Certificates of deposit	2,957	4,158	4,457
U.S. Government and agency money market funds	2,105	11,935	3,130
Other securities (2)	4,143	4,439	1,676

Total	$76,140	$68,867	$71,607

(1)                        Carried at estimated market value.

(2)                        Includes FHLB stock, Federal Reserve stock, FNMA stock and marketable equity securities.

Maturity Schedule of Securities Available for Sale

	At December 31, 2003 (At Market Value)
	One year or less		Over one year through 5 years		Over 5 years through 10 years		Over 10 years		Total
	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)	Amount	Weighted Yield (1)
	(Dollars in thousands)
U.S. Government agencies and corporations	$2,349	4.54%	$10,124	2.83%	$—	—	$—	—	$12,473	3.17%
Mortgage-backed securities and collateralized mortgage obligations	—	—	2,417	4.47%	19,823	3.21%	29,540	3.09%	51,780	3.20%
States and local government debt securities	505	1.49%	878	4.23%	1,141	5.00%	158	4.74%	2,682	4.07%
Certificates of deposit	2,957	1.80%	—	—	—	—	—	—	2,957	1.80%
U.S. Government and agency money market funds	2,105	0.91%	—	—	—	—	—	—	2,105	0.91%
Other securities	4,143	2.60%	—	—	—	—	—	—	4,143	2.60%
Total	$12,059	2.39%	$13,419	3.22%	$20,964	3.31%	$29,698	3.10%	$76,140	3.07%

(1)                           Yield is calculated using amortized cost.

Deposit Activities

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

Average Deposit Balances and Rates

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
	(Dollars in thousands)
Non-interest checking	$41,740	—	17%	$35,917	—	16%	$32,284	—	16%
Interest checking	34,188	0.28%	14%	28,628	0.65%	13%	26,548	1.74%	13%
Money market	36,943	0.95%	15%	32,203	1.77%	14%	22,665	3.01%	11%
Savings	41,241	0.58%	17%	42,428	1.41%	19%	37,383	2.88%	19%
Certificates of deposit	91,675	3.55%	37%	87,393	4.18%	38%	82,160	5.52%	41%

Total	$245,787		100%	$226,569		100%	$201,040		100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank.  Management believes that substantially all the Bank’s depositors are residents in its primary market area except for $25.9 million in brokered deposits at December 31, 2003.

The following table summarizes at December 31, 2003 the Bank’s certificates of deposit (CD) of $100,000 or more and brokered CD’s by time remaining until maturity:

December 31, 2003
(Dollars in thousands)
Maturity Period:
Less than three months	$6,067
Over three months through six months	1,880
Over six months through twelve months	8,200
Over twelve months	25,364
Total	$41,511

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

Under the Act, bank holding companies may elect to be regulated as financial holding companies.  Financial holding companies may engage in activities that are financial in nature or incidental or complementary to activities which are financial in nature.  A bank holding company may qualify to become a financial holding company if:

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

•                  Underwriting, dealing in, or making a market in securities; and

•                  Merchant banking.

The FRB also has the power to determine by regulation or order additional financial activities which would be permissible for financial holding companies.  In addition, in order to commence a new activity, Merrill Merchants Bank must have received a “satisfactory” on its latest CRA exam.

The USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2003, or the USA PATRIOT Act, on October 26, 2001.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

General

As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve under the BHCA.  The Company is also subject to the regulation and supervision of the Maine Bureau of Financial Institutions by virtue of provisions of Maine law which govern financial institution holding companies such as the Company.  Under applicable federal law, the Company must obtain the approval of the Federal Reserve Board before it acquires all or substantially all of the assets of a bank or another bank holding company, merges or consolidates with another bank holding company, or acquires direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares of such bank or bank holding company (unless it already owns or controls a majority of such shares).  Similarly, under applicable Maine law, the Company must obtain the prior approval of the Maine Superintendent of the Bureau of Financial Institutions before acquiring more than 5% of the voting shares of a Maine financial institution or of any financial institution holding company which directly or indirectly controls a Maine financial institution.  Under certain circumstances, the Company may be required to obtain Federal Reserve Board approval before redeeming any of its equity securities in an amount in excess of 10% of its net worth in any twelve-month period.  Furthermore, under certain circumstances, any redemptions, dividends, or distributions with respect to the Company’s Common Stock may be considered an unsafe or unsound practice by the Federal Reserve Board.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank.  There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

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

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice.  Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.  In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an FDIC-insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized.  See “FDICIA.”

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W.  In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003.   All other covered affiliate transactions become subject to Regulation W on April 1, 2003.  The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.  We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  The regulations allow small discounts on fees on residential mortgages for directors, officers and employees.  In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

In addition, the federal banking agencies have established minimum leverage ratio guidelines for banks and bank holding companies.  Their guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for banks that meet certain specific criteria and 4% for other institutions.  The Company’s Leverage Ratio at December 31, 2003 was 9.18%.  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.  See “FDICIA.”

The following table sets forth capital ratios required by the Federal Reserve to be maintained by the Company in order for the Company to be adequately capitalized, and the Company’s actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2003.

	Company Regulatory Minimum	Company	Bank
Tier 1 capital	4.00%	12.85%	11.40%
Total risk-based capital	8.00%	14.10%	12.65%

FDICIA

FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC -insured depository institutions that do not meet minimum capital requirements.  FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

The Company and the Bank, at December 31, 2003 and 2002, were “well capitalized” under the criteria discussed above.

FDIC Insurance Premiums

The Bank is required to pay semiannual FDIC deposit insurance assessments.  Each financial institution is assigned to one of three capital groups – well capitalized, adequately capitalized or undercapitalized — and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.  The FDIC is authorized by federal law to raise insurance premiums in certain circumstances.  Any increase in premiums would have an adverse effect on the Bank and the Company’s earnings.  Under the FDIC, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

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

Interstate Act

Subject to certain conditions and exceptions, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) permits mergers of national and state banks across state lines unless the state has opted out of the interstate bank merger provisions, (iii) permits branching de novo by national and state banks into other states and (iv) permits certain interstate bank agency activities one year after enactment.  Subject to certain limitations, Maine law permits out of state financial institutions, federal associations and national banks to establish de novo branches or to acquire branches in Maine.

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

•                                          an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors.

•                                          a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                          a requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not;

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

•                                          disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code;

•                                          mandatory disclosure by analysts of potential conflicts of interest; and

•                                          a range of enhanced penalties for fraud and other violations.

Although management anticipates that the Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on Company results of operations or financial condition.

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

ITEM 2.                                                     DESCRIPTION OF PROPERTY

The Company’s headquarters and the Bank’s main branch are located at 201 Main Street, Bangor, Maine, in a two-story building owned by the Bank.  The building contains approximately 17,000 square feet.  As of December 31, 2003, the Company’s properties and leasehold improvements had an aggregate net book value of $2.6 million.

Location	Ownership	Year Opened	Lease or License Expiration (1)
Corporate Headquarters of the Bank and the Company	Owned	1992	—
201 Main Street
Bangor, Maine 04401

Branch Offices:
992 Union Street	Leased	1997	2017
Bangor, Maine 04401

992 Union Street, Suite 1A	Leased	1998	2004
Bangor, Maine 04401

920 Stillwater Avenue	Leased	1994	2014
Bangor, Maine 04401

366 Wilson Street	Leased	1995	2015
Brewer, Maine 04412

69 Main Street	Leased	1992	2007
Orono, Maine 04473

27 Main Street	Owned	1992	—
Pittsfield, Maine 04967

1007 Main Road	Owned	2002	—
Holden, Maine 04492

58 Elm Street	Leased	2003	2004
Waterville, Maine 04901

Supermarket Office:
Newport Plaza	Leased	1997	2007
44 Moosehead Trail
Newport, Maine 04953

Convenience Store Offices:
191 River Road	Leased	1999	2019
Orrington, Maine 04474

2 Main Street	Leased	2002	2020
Milford, Maine 04461

Operations:
359 Perry Road	Leased	1996	2016
Bangor, Maine 04401

(1)              Lease expiration dates assume all options to extend lease term are exercised.

ITEM 3.                                                     LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in routine litigation incidental to the business, there are no material legal proceedings to which the Bank or the Company are a party or to which any of its property is subject, or, to the Company’s knowledge, any such proceedings that any governmental authority is contemplating, as of the date of this Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in the Merrill Merchants Bancshares, Inc. 2003 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference: “Market for Common Stock” on page 13 of the Annual Report.

ITEM 6.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: “Selected Financial Highlights” on page 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 13 of the Annual Report.

ITEM 7.                                                     FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference to the Company’s consolidated financial statements and related notes on pages 14 through 32 of the Annual Report.

ITEM 8.                                                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                                            CONTROLS AND PROCEDURES

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

PART III

ITEM 9.                                                   DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information included in the Company’s 2004 Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference: “Voting Securities,” “Election of Directors of Merrill Merchants Bancshares, Inc.,” “Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 4, 6, 13, 16 and 21 of the Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company.  Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B and is filed as Exhibit 14 to this annual report on Form 10-KSB.

ITEM 10.                                              EXECUTIVE COMPENSATION

The following information included in the Proxy Statement is incorporated herein by reference: “Remuneration of Directors and Officers,” “Employment Agreements,” and “Interests in Certain Transactions” on pages 15 through 21 of the Proxy Statement.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference:

“Voting Securities” on page 4 of the Proxy Statement.

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect at December 31, 2003.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	75,107	$12.60	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	75,107	$12.60	0

(1)          Consists of the 1993 Plan.  A description of the plan and additional information is included in the Annual Report on page 22 and page 29.  The number of shares available for future issuance is subject to adjustment for any recapitalization of common stock, such as a stock dividend, stock split or reverse split of common stock.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: “Interests in Certain Transactions” on page 21 of the Proxy Statement.

ITEM 13.                                              EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)                                  The following financial statements included in the 2003 Annual Report are incorporated herein by reference:

Consolidated Statements of Financial Condition —  December 31, 2003 and 2002;

Consolidated Statements of Income — Years Ended December 31, 2003 and 2002;

Consolidated Statements of Changes in Shareholders’ Equity — Years Ended December 31, 2003 and 2002;

Consolidated Statements of Cash Flows — Years Ended December 31, 2003 and 2002; and

Notes to Consolidated Financial Statements — December 31, 2003 and 2002.

(b)                                 Exhibits.                                                   The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc.*

3.2	By-laws of Merrill Merchants Bancshares, Inc.*

4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*

10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company.*

10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company.*

10.3	Employment Agreement with William C. Bullock, Jr. **

10.4	Financial Services Agreement with Financial Institutions Service Corporation.*

10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement.*

10.7	Form of Executive Supplemental Retirement Plan.*

10.8	Form of Mandatory Convertible Debentures.*

10.9	Correspondent Trust Services Agreement with Northern Trust Company.*

10.10	Stock Option Plan, as amended.*

10.11	Form of Stock Option Agreement.*

10.12	1998 Directors’ Deferred Compensation Plan.*

10.13	Employment Agreement between the Company and Edwin N. Clift.

10.14	Employment Agreement between the Company and William P. Lucy.

10.15	Employment Agreement between the Company and Deborah A. Jordan.

13	Annual Report to Shareholders for the Year Ended December 31, 2003.

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Berry, Dunn, McNeil & Parker.

31.1	Certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.
**	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.

(c)                                  Reports on Form 8-K.

None.

ITEM 14.                                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information in the Proxy Statement is herein incorporated by reference: “Ratification of Appointment of Independent Public Accountants” on page 10 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

By:	/s/ Edwin N. Clift	March 18, 2004
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin N. Clift	Director, President and Chief	March 18, 2004
Edwin N. Clift	Executive Officer (Principal
executive officer)

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	March 18, 2004
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Chairman of the Board	March 18, 2004
William C. Bullock, Jr.

/s/ Joseph H. Cyr	Director	March 18, 2004
Joseph H. Cyr

/s/ Perry B. Hansen	Director	March 18, 2004
Perry B. Hansen

/s/ Robert E. Knowles	Director	March 18, 2004
Robert E. Knowles

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	March 18, 2004
Frederick A. Oldenburg, Jr., M.D.

/s/ Lloyd D. Robinson	Director	March 18, 2004
Lloyd D. Robinson

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	March 18, 2004
Dennis L. Shubert, M.D., Ph.D.

/s/ Susan B. Singer	Director	March 18, 2004
Susan B. Singer