Form 10-Q
period 2004-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2004-05-14
CIK 913072

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2004

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

MAINE	01-0471507
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

201 Main Street Bangor, Maine 04401
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: 207-942-4800.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒   No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-02 of the Exchange Act).  Yes: ☐  No: ☒

The number of shares outstanding for the issuer’s classes of common stock as of April 30, 2004 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,399,060

MERRILL MERCHANTS BANCSHARES, INC.
INDEX TO FORM 10-Q

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U. S. generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
May 11, 2004

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from banks	$9,981	$10,682
Interest-bearing deposits with banks	47	64
Total cash and cash equivalents	10,028	10,746
Investment securities – available for sale	71,119	76,140
Loans held for sale	702	789
Loans receivable	258,882	246,512
Less allowance for loan losses	3,707	3,652
Net loans receivable	255,175	242,860
Properties and equipment, net	3,351	3,335
Cash surrender value of life insurance	3,760	3,729
Deferred income tax benefit	849	859
Accrued income and other assets	3,938	3,731
Total assets	$348,922	$342,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$44,356	$47,880
Savings and NOW deposits	124,033	117,951
Certificates of deposit	104,130	93,017
Total deposits	272,519	258,848
Securities sold under agreements to repurchase (term and demand)	18,729	20,362
Other borrowed funds	23,271	28,898
Accrued expenses and other liabilities	3,705	3,528
Total liabilities	318,224	311,636
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued 3,435,179 shares and outstanding 3,398,842 shares in 2004 and issued 3,335,293 shares and outstanding 3,323,797 shares in 2003	3,435	3,335
Capital surplus	24,185	21,762
Retained earnings	3,443	5,305
Accumulated other comprehensive income
Unrealized gain on securities available for sale, net of tax of $200 and $188 in 2004 and 2003, respectively	457	366
Treasury stock, at cost (36,337 shares in 2004 and 11,496 shares in 2003)	(822)	(215)
Total shareholders’ equity	30,698	30,553
Total liabilities and shareholders’ equity	$348,922	$342,189

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2004	2003

Interest and dividend income
Interest and fees on loans	$3,884	$3,750
Interest on investment securities	497	568
Dividends on investment securities	25	53
Total interest and dividend income	4,406	4,371
Interest expense
Interest on deposits	911	1,045
Interest on borrowed funds	246	196
Total interest expense	1,157	1,241
Net interest income	3,249	3,130
Provision for loan losses	84	111
Net interest income after provision for loan losses	3,165	3,019
Non-interest income
Service charges on deposit accounts	325	248
Other service charges and fees	176	183
Trust fees	319	271
Net gain on sale of mortgage loans	240	424
Net gain (loss) on investment securities	65	(10)
Other	94	77
Total non-interest income	1,219	1,193
Non-interest expense
Salaries and employee benefits	1,511	1,473
Occupancy expense	226	217
Equipment expense	155	158
Data processing	159	148
Other	624	670
Total non-interest expense	2,675	2,666
Income before income taxes	1,709	1,546
Income tax expense	586	527
Net income	$1,123	$1,019
Per share data
Basic earnings per common share	$.33	$.30
Diluted earnings per common share	$.33	$.30

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity
Balance at December 31, 2002	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388
Net income	—	—	1,019	—	—	1,019
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($122)	—	—	—	(236)	—	(236)
Total comprehensive income	—	—	1,019	(236)	—	783
Treasury stock purchased (16,400 shares at an average price of $15.72)	—	—	—	—	(258)	(258)
Common stock options exercised, 85,172 shares	—	(123)	(918)	—	1,346	305
3% common stock dividend declared	96	1,340	(1,438)	—	—	(2)
Common stock cash dividend declared, $0.11 per share	—	—	(366)	—	—	(366)

Balance at March 31, 2003	$3,290	$21,598	$3,795	$300	$(133)	$28,850

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$(215)	$30,553
Net income	—	—	1,123	—	—	1,123
Change in unrealized gain on securities available for sale, net of deferred income taxes of $11	—	—	—	91	—	91
Total comprehensive income	—	—	1,123	91	—	1,214
Treasury stock purchased (26,392 shares at an average price of $24.67)	—	—	—	—	(651)	(651)
Common stock options exercised, 2,609 shares	—	—	(16)	—	44	28
3% common stock dividend declared	100	2,423	(2,527)	—	—	(4)
Common stock cash dividend declared, $0.13 per share	—	—	(442)	—	—	(442)

Balance at March 31, 2004	$3,435	$24,185	$3,443	$457	$(822)	$30,698

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(in thousands)	2004	2003
Cash flows from operating activities
Net income	$1,123	$1,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	93	111
Amortization	135	175
Net amortization on investment securities	363	41
Deferred income taxes	(25)	(55)
Provision for loan losses	84	111
Net gain on sale of mortgage loans, investment securities and property and equipment	(201)	(121)
Net change in:
Loans held for sale	87	(897)
Deferred loan fees, net	22	30
Accrued income and other assets	(254)	70
Accrued expenses and other liabilities	177	84
Net cash provided by operating activities	1,604	568
Cash flows from investing activities
Net loans made to customers	(12,377)	(10,139)
Acquisition of premises and equipment and computer software	(113)	(42)
Purchase of investment securities available for sale	(9,156)	(25,441)
Proceeds from sales and maturities of investment securities available for sale	13,982	28,059
Proceeds from sale of other real estate owned	—	146
Net cash used by investing activities	(7,664)	(7,417)

Cash flows from financing activities
Net increase (decrease) in demand, savings and NOW deposits	2,558	(7,219)
Net increase in certificates of deposit	11,113	590
Net decrease in securities sold under agreement to repurchase	(1,633)	(687)
Net (decrease) increase in other borrowed funds	(7,487)	7,871
Long-term advances from the Federal Home Loan Bank	2,090	3,000
Payments on long-term advances	(230)	(206)
Dividends paid on common stock	(446)	(346)
Purchase of treasury stock	(651)	(258)
Proceeds from stock issuance	28	305
Net cash provided by financing activities	5,342	3,050
Net decrease in cash and cash equivalents	(718)	(3,799)
Cash and cash equivalents, beginning of period	10,746	14,267
Cash and cash equivalents, end of period	$10,028	$10,468
Supplemental disclosures of cash flow information
Cash paid for interest	$1,173	$1,273
Income tax paid	152	1

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank).  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions and balances are eliminated in consolidation.  The income reported for the 2004 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands, except for number of shares and per-share data)	2004	2003

Net income, as reported	$1,123	$1,019

Weighted-average shares outstanding	3,408,794	3,358,421
Effect of dilutive stock options	36,188	87,556

Adjusted weighted-average shares outstanding	3,444,982	3,445,977

Basic earnings per share	$0.33	$0.30
Diluted earnings per share	$0.33	$0.30

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period.  Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2004 and 2003.  Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133 Implementation Issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133,” requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured.

In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” in which the staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No. 133.  Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower.

The staff indicated it would not object to a registrant’s recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires.

SAB No. 105 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

NOTE 4 - SUBSEQUENT EVENT

The Bank has entered into a purchase and sale agreement for the acquisition of a historic building located at 183 Main Street, Bangor, Maine.  This property is adjacent to the Bank’s headquarters property at 201 Main Street.  The Bank intends to add a third floor to its headquarters building and to link the properties with a three-story connecting corridor.  The $1.5 million project is targeted for completion in 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). In preparing these disclosures, management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company’s business.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

EXECUTIVE OVERVIEW

Net income increased 10% in the first quarter ended March 31, 2004 compared to the first quarter last year, an increase of $104,000.  The following were significant factors related to the results of operations and financial condition for the first quarter of 2004 compared to the first quarter of 2003.

•        Net interest income increased 4% over the first quarter of last year due to a $41.1 million increase in average earning assets from period to period and a 7% decrease in interest expense.

•        Non-interest income increased 2% primarily due to growth in income from deposit services, trust and investment management services and investment gains.  Gains from sale of mortgage loans declined due to sharply lower refinance volumes.

•        Non-interest expense remained consistent between periods as a decline in other expenses offset the increase in personnel costs.

•        Total average loans increased 15% during the first quarter of 2004 compared to the first quarter of 2003 with strong real estate loan growth.

•        Total average core deposits (checking, saving and money market accounts) increased 16% during the first quarter of 2004 compared to the first quarter of 2003 due to the Bank’s emphasis on attracting and retaining core deposits.

RESULTS OF OPERATIONS

The Company reported net income of $1.1 million, or $0.33 per diluted share, for the first three months of 2004.  This is an increase of $104,000, or 10%, compared to net income of $1.0 million, or $0.30 per diluted share, for the comparable period of 2003.  The annualized return on average equity increased to 14.76% for the three months in 2004 from 14.41% in 2003 and the annualized return on average assets amounted to 1.31% and 1.36% for the first quarter of 2004 and 2003, respectively.

NET INTEREST INCOME

Net interest income is interest earned on interest-earning assets less interest incurred on interest-bearing liabilities. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include Federal Funds sold and interest-bearing deposits in other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including repurchase agreements, short-term borrowings and long-term debt. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

Net interest income totaled $3.2 million for the first quarter of 2004, an increase of $119,000 compared to the first quarter of 2003.  The increase was driven by growth in average earning assets of $41.1 million when comparing the first quarter of 2004 and 2003 and a decline in interest expense of 7% for the corresponding periods.  The Company’s net interest margin decreased to 3.93% for the three months ended March 31, 2004 compared to 4.37% for the same period in 2003.  Comparing the first quarter of 2004 and 2003, the changes in net interest income were attributable to changes in volume of $1.8 million, changes in interest rates of $1.3 million and changes in rate/volume of $400,000.

The average rate earned on interest-earning assets declined to 5.35% from 6.12% for the three months ended March 31, 2004 and 2003, respectively, on average interest-earning assets of $327.4 million and $286.3 million for the corresponding periods.  The average interest rate incurred on interest-bearing liabilities also declined, to 1.76% from 2.15% for the three months ended March 31, 2004 and 2003, respectively, on average interest-bearing liabilities of $266.4 million and $234.0 million for the corresponding periods.

Management anticipates a continued decline in the net interest margin due to industry-wide pricing pressure on loans and deposits combined with the current interest rate environment of Federal Funds at 1.00%.

NON-INTEREST INCOME

Non-interest income increased to $1.2 million for the three months ended March 31, 2004, a $26,000 increase compared to the same period in 2003.  Services fees on deposit accounts increased 31% and trust and asset management fees grew 18%.  In addition, gain on investment securities totaled $65,000 for the first quarter of 2004 compared to an investment loss of $10,000 for the first quarter of 2003.  Mortgage refinance activity has slowed down due to higher interest rates resulting in a decline in mortgage gains of $184,000, or 43%, compared to the first quarter of 2003.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.7 million for the periods ended March 31, 2004 and 2003.  Non-interest expense remained flat when comparing the first quarter of 2004 and 2003 as the increase in personnel costs of 3% and data processing costs of 7% were offset by a decline in other expenses of 7%.   The $46,000 decrease in other expenses, for the period ended March 31, 2004 as compared to the period ended March 31, 2003, was due to a decline in both merchant processing expenses and amortization of mortgage servicing rights.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 60.8% for the first quarter of 2004 compared to 61.5% for the same period in 2003.

FINANCIAL CONDITION

Total assets increased $6.7 million or 2% to $348.9 million during the first three months of 2004.  The loan portfolio increased $12.3 million or 5%.  Small business loans and commercial real estate balances increased 7% from year-end while residential and home equity balances grew 3%.  The loan growth was funded by a decrease in the investment portfolio of $5.0 million and an increase in total deposits of $13.7 million.

Total deposits increased 5% to $272.5 million for the first three months of 2004.  Certificates of deposit (CD) balances grew $11.1 million since year-end.  The growth in CD balances is due to the Bank continuing to obtain brokered CD’s in the national market with maturities between three and five years.  Since December 31, 2003, the Bank experienced growth in most core deposit categories with interest-bearing checking accounts and money market accounts increasing 6% and savings account growth of 4%.  Demand deposit balances decreased $3.5 million since December 31, 2003 which remains consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter.

In originating loans, the Company recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an appropriate allowance for loan losses based on, among other things, industry standards, management’s experience, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.7 million at March 31, 2004 (1.43% of total loans), an increase of $55,000 since year end.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to meet both asset growth and deposit withdrawals.  Many factors affect a company’s ability to meet liquidity needs, including changes in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.  In addition to traditional in-market deposit sources, the Company has other sources of liquidity, including proceeds from maturing investment securities and loans, the sale of investment securities, Federal Funds through correspondent bank relationships, brokered deposits and FHLB borrowings.  Additional liquidity is available in the loan portfolio through sale of residential mortgages and the guaranteed portion of SBA loans.   Management believes that the current level of liquidity is sufficient to meet current and future funding requirements.

The Company’s total stockholders’ equity was $30.7 million or 8.8% of total assets at March 31, 2004, compared with $30.6 million or 8.9% of total assets at December 31, 2003.  A 3% common stock dividend was declared on March 18, 2004.  Cash dividends of $0.13 per share were declared on common stock for the first quarter of 2004.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2004, of 12.35% and 13.60%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2003 were 12.85% and 14.10%, respectively.

On October 17, 2002, the Board of Directors approved a third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock.  As of March 31, 2004, 112,930 shares had been repurchased under the program.

OFF-BALANCE SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk.  At March 31, 2004, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,550	$1,378	$172	$—	$—
Other Commitments to Extend Credit	63,903	45,167	1,192	1,718	15,826
Total	$65,453	$46,545	$1,364	$1,718	$15,826

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities.  The Company has an obligation and commitment to make future payments under these contracts.  Borrowings from the Federal Home Loan Bank (FHLB) consist of short- and long-term fixed rate borrowings and are collateralized by all stock in the FHLB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and other qualified assets.  The Company has an obligation and commitment to repay all borrowings from the FHLB.  These commitments, borrowings and the related payments were made during the normal course of business.  At March 31, 2004, the Company had the following levels of contractual obligations.

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$567	$242	$325	$—	$—
Capital Leases	—	—	—	—	—
Long-Term Debt	19,837	2,664	14,942	1,524	707
Other Long-Term Obligations	—	—	—	—	—
Total	$20,404	$2,906	$15,267	$1,524	$707

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 1st quarter of 2004.

Rate Change	Estimated Change in NII
+200bp	1.8%
-100bp	(2.6)%

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Pur- chased as Part of Publicly An- nounced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	—	—	—	139,322
February 2004	23,892	$24.62	23,892	115,430
March 2004	2,500	$25.20	2,500	112,930
Total	26,392	$24.67	26,392	112,930

On October 17, 2002, the Board of Directors approved a third stock repurchase program authorizing the Company to repurchase up to 159,493 shares of the Company’s common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant.  Shares are being repurchased for other corporate purposes.  The program does not have an expiration date.

Item 3	Defaults upon Senior Securities	None

Item 4     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 29, 2004.  The proposals submitted to the shareholders and the tabulation of votes were as follows:

1. Election of three candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld	Broker Non-votes
William C. Bullock, Jr.	3,039,888	1,095	—
Edwin N. Clift	3,039,890	1,093	—
Susan B. Singer	3,039,731	1,252	—

2.  Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent public accountants for the fiscal year ending December 31, 2004.

The number of votes cast with respect to this matter is as follows:

For	Against	Abstain	Broker Non-votes
3,002,280	4,584	34,119	—

Item 5	Other Information	None

Item 6     Exhibits and Reports on Form 8-K

a.  Exhibits

10.3	Amended and Restated Employment Agreement for William C. Bullock, Jr.
15	Letter Re: Unaudited Interim Financial Information
31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

b.  Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission on January 16, 2004 reporting under Item 12 issuance of a press release announcing its earnings for the fourth quarter of the 2003 fiscal year. A copy of the press release was included as an exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

		By:	s/ Edwin N. Clift
Date:	May 14, 2004		Edwin N. Clift
Chairman and Chief Executive
Officer (Principal Executive Officer)

Date:	May 14, 2004	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)