Form 10-Q
period 2004-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2004-08-12
CIK 913072

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-02 of the Exchange Act).   Yes:  ☐  No:  ☒

The number of shares outstanding for the issuer’s classes of common stock as of August 9, 2004 are:

(Class)	(Outstanding)
COMMON STOCK, $1.00 Par Value	3,357,310

MERRILL MERCHANTS BANCSHARES, INC.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U. S. generally accepted accounting principles.

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
August 6, 2004

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from banks	$10,107	$10,682
Interest-bearing deposits with banks	57	64
Total cash and cash equivalents	10,164	10,746
Investment securities – available for sale	68,188	76,140
Loans held for sale	693	789
Loans receivable	272,591	246,512
Less allowance for loan losses	3,764	3,652
Net loans receivable	268,827	242,860
Properties and equipment, net	3,425	3,335
Cash surrender value of life insurance	3,791	3,729
Deferred income tax benefit	1,103	859
Accrued income and other assets	4,116	3,731
Total assets	$360,307	$342,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$51,717	$47,880
Savings and NOW deposits	133,424	117,951
Certificates of deposit	102,494	93,017
Total deposits	287,635	258,848
Securities sold under agreements to repurchase (term and demand)	15,762	20,362
Other borrowed funds	23,254	28,898
Accrued expenses and other liabilities	3,842	3,528
Total liabilities	330,493	311,636
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,357,042 in 2004 and issued 3,335,293 shares and outstanding 3,315,330 shares in 2003	3,357	3,335
Capital surplus	23,630	21,762
Retained earnings	2,864	5,305
Accumulated other comprehensive (loss) income Unrealized (loss) gain on securities available for sale, net of tax of $(19) and $134 in 2004 and 2003, respectively	(37)	366
Treasury stock, at cost (11,496 shares in 2003)	—	(215)
Total shareholders’ equity	29,814	30,553
Total liabilities and shareholders’ equity	$360,307	$342,189

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2004	2003	2004	2003

Interest and dividend income
Interest and fees on loans	$4,038	$3,844	$7,922	$7,594
Interest on investment securities	500	372	997	940
Dividends on investment securities	25	45	50	98
Total interest and dividend income	4,563	4,261	8,969	8,632
Interest expense
Interest on deposits	949	977	1,860	2,022
Interest on borrowed funds	227	224	473	420
Total interest expense	1,176	1,201	2,333	2,442
Net interest income	3,387	3,060	6,636	6,190
Provision for loan losses	84	111	168	222
Net interest income after provision for loan losses	3,303	2,949	6,468	5,968
Non-interest income
Service charges on deposit accounts	373	278	698	526
Other service charges and fees	194	174	370	357
Trust fees	369	318	688	589
Net gain on sale of mortgage loans	272	471	512	895
Net gain (loss) on investment securities	—	(41)	65	(51)
Other	96	94	190	171
Total non-interest income	1,304	1,294	2,523	2,487
Non-interest expense
Salaries and employee benefits	1,626	1,432	3,137	2,905
Occupancy expense	209	190	435	407
Equipment expense	145	161	300	319
Data processing	177	156	336	304
Other	658	732	1,282	1,402
Total non-interest expense	2,815	2,671	5,490	5,337
Income before income taxes	1,792	1,572	3,501	3,118
Income tax expense	598	534	1,184	1,061
Net income	$1,194	$1,038	$2,317	$2,057

Per share data
Basic earnings per common share	$.35	$.30	$.68	$.61
Diluted earnings per common share	$.35	$.30	$.68	$.60

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) on Securities Available for Sale	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2002	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388
Net income	—	—	2,057	—	—	2,057
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($142)	—	—	—	(275)	—	(275)
Total comprehensive income	—	—	2,057	(275)	—	1,782
Treasury stock purchased (65,031 shares at an average price of $15.78)	—	—	—	—	(1,026)	(1,026)
Common stock options exercised, 173,255 shares	45	(56)	(1,327)	—	1,932	594
3% common stock dividend declared	96	1,340	(1,441)	—	—	(5)
Common stock cash dividend declared, $0.23 per share	—	—	(764)	—	—	(764)

Balance at June 30, 2003	$3,335	$21,665	$4,023	$261	$(315)	$28,969

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$(215)	$30,553
Net income	—	—	2,317	—	—	2,317
Change in unrealized gain on securities available for sale, net of deferred income taxes of ($208)	—	—	—	(403)	—	(403)
Total comprehensive income	—	—	2,317	(403)	—	1,914
Treasury stock purchased (72,592 shares at an average price of $24.80)	—	—	—	—	(1,801)	(1,801)
Common stock options exercised, 7,059 shares	2	7	(42)	—	97	64
3% common stock dividend declared	100	2,422	(2,526)	—	—	(4)
Treasury stock retirement	(80)	(561)	(1,278)	—	1,919	—
Common stock cash dividend declared, $0.27 per share	—	—	(912)	—	—	(912)

Balance at June 30, 2004	$3,357	$23,630	$2,864	$(37)	$—	$29,814

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

(in thousands)	2004	2003
Cash flows from operating activities
Net income	$2,317	$2,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	190	225
Amortization	250	371
Net amortization on investment securities	432	330
Deferred income taxes	(36)	(151)
Provision for loan losses	168	222
Net gain on sale of mortgage loans, investment securities and property and equipment	(377)	(218)
Net change in:
Loans held for sale	96	(2,603)
Deferred loan fees, net	27	38
Accrued income and other assets	(257)	(194)
Accrued expenses and other liabilities	314	201
Net cash provided by operating activities	3,124	278
Cash flows from investing activities
Net loans made to customers	(26,109)	(16,682)
Acquisition of premises and equipment and computer software	(379)	(120)
Purchase of investment securities available for sale	(11,107)	(41,195)
Proceeds from sales and maturities of investment securities available for sale	17,961	42,726
Proceeds from sale of other real estate owned	—	146
Net cash used by investing activities	(19,634)	(15,125)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	19,310	10,946
Net increase (decrease) in certificates of deposit	9,477	(3,323)
Net (decrease) increase in securities sold under agreement to repurchase	(4,600)	430
Net (decrease) increase in other borrowed funds	(6,918)	1,093
Long-term advances from the Federal Home Loan Bank	3,290	5,000
Payments on long-term advances	(2,016)	(439)
Dividends paid on common stock	(878)	(714)
Purchase of treasury stock	(1,801)	(1,026)
Proceeds from stock issuance	64	594
Net cash provided by financing activities	15,928	12,561
Net decrease in cash and cash equivalents	(582)	(2,286)
Cash and cash equivalents, beginning of period	10,746	14,267
Cash and cash equivalents, end of period	$10,164	$11,981
Supplemental disclosures of cash flow information
Cash paid for interest	$2,224	$2,466
Income tax paid	1,290	1,035

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for number of shares and per-share data)	2004	2003	2004	2003

Net income, as reported	$1,194	$1,038	$2,317	$2,057

Weighted-average shares outstanding	3,386,472	3,415,395	3,397,633	3,387,065
Effect of dilutive stock options	33,211	25,181	32,980	23,566

Adjusted weighted-average shares outstanding	3,419,683	3,440,576	3,430,613	3,410,631

Basic earnings per share	$0.35	$0.30	$0.68	$0.61
Diluted earnings per share	$0.35	$0.30	$0.68	$0.60

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

Adoption of SAB No. 105 did not have a material effect on the Company’s consolidated financial statements or results of operations.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at June 30, 2004.  Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates.  In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate.  The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value.  The fair values of the swap agreements are recorded in the Statement of Financial Condition with the offset recorded in the Statement of Changes in Shareholders’ Equity.  At June 30, 2004 there was no unrealized appreciation or depreciation on derivative instruments marked to market.

NOTE 5 – TREASURY STOCK

A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as “authorized but unissued,” effectively eliminating a company’s ability to hold stock in treasury.

In order to recognize the effect of the revision, the Company effectively retired its treasury stock and reclassified the June 30, 2004 shareholders’ equity balances to reflect the changes as follows (in thousands):

Decreased common stock	$80
Decreased capital surplus	561
Decreased retained earnings	1,278
Eliminated treasury stock	$1,919

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

EXECUTIVE OVERVIEW

Net income increased 15% for the second quarter ended June 30, 2004 compared to the second quarter last year, an increase of $156,000.  The following were significant factors related to the results to the second quarter of 2004 compared to the second quarter of 2003.

•             Net interest income increased $327,000 or 11%.  Comparing the second quarter of 2004 and 2003, interest income increased 7% as average loans outstanding grew $36.0 million or 16%, and the yield on investment securities increased to 2.97% from 2.47%.  In addition, interest expense decreased 2% despite growth in average interest-bearing liabilities of $29.4 million or 12%.

•             Non-interest income remained consistent between periods as growth in income from deposit services of 34%, and trust and investment management services of 16%, was offset by a 42% decrease in gains from sale of mortgage loans due to sharply lower refinance volumes.

•             Non-interest expense increased $144,000 or 5% primarily due to the increase in personnel cost of 14% that was offset by a decline in other expenses of 10%.

•             Comparing June 30, 2004 and 2003, loans grew $41.2 million or 18%.  Real estate lending was strong with residential mortgages growing 26% and home equity balances increasing 58%.  The commercial and commercial real estate portfolio grew at a rate of 13% and consumer loans increased 9% from a year ago.

•             Comparing June 30, 2004 and 2003, total deposits grew $41.2 million or 17%.  Checking account balances increased $15.3 million or 20% due to deposit relationships associated with new loan business and the new accounts generated by marketing our High Performance Checking program.  Money market balances increased 25%, savings accounts grew 5% and certificates of deposit balances increased 16%.

RESULTS OF OPERATIONS

The Company reported net income of $2.3 million, or $0.68 per diluted share, for the first six months of 2004.  This is an increase of $260,000, or 13%, compared to net income of $2.1 million, or $0.60 per diluted share, for the comparable period of 2003.  Net income for the second quarter of 2004 increased $156,000, or 15%, to $1.2 million compared with the second quarter of 2003 and earnings per diluted share increased to $.35 compared to $.30 for the same period.

The annualized return on average shareholders’ equity increased to 15.24% for the six months in 2004 from 14.41% in 2003 and was 15.73% and 14.40% for the second quarter of 2004 and 2003, respectively.

The annualized return on average assets for the first six months of 2004 and 2003 was 1.33% and 1.34%, respectively, and for the second quarter of 2004 and 2003 was 1.35% and 1.32%, respectively.

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

Net interest income totaled $6.6 million for the first half of 2004, an increase of $446,000 compared to the first half of 2003.  The increase was driven by growth in average earning assets of $40.5 million when comparing the first half of 2004 and 2003 and a decline in interest expense of 5% for the corresponding periods.  The Company’s net interest margin decreased to 3.96% for the six months ended June 30, 2004 compared to 4.22% for the same period in 2003.  Comparing the first half of 2004 and 2003, the changes in net interest income were attributable to changes in volume of $1.7 million, changes in interest rates of $(789,000) and changes in rate/volume of $(502,000).

The average rate earned on interest-earning assets declined to 5.37% from 5.90% for the six months ended June 30, 2004 and 2003, respectively, on average interest-earning assets of $332.7 million and $292.2 million for the corresponding periods.  The average interest rate incurred on interest-bearing liabilities also declined, to 1.74% from 2.05% for the six months ended June 30, 2004 and 2003, respectively, on average interest-bearing liabilities of $270.2 million and $239.3 million for the corresponding periods.

Net interest income totaled $3.4 million for the second quarter of 2004, an increase of $327,000 or 11% over the same period in 2003.  The yield on average earning assets for the second quarter of 2004 and 2003 was 5.38% and 5.68%, respectively, and the average interest rate incurred on interest-bearing liabilities was 1.73% and 1.97%, respectively.  The net interest margin decreased to 3.98% for the second quarter of 2004 as compared to 4.07% for the same period in 2003.

PROVISION FOR LOAN LOSSES

The provisions for loan losses was $168,000 for the six months ended June 30, 2004, as compared to $222,000 for the same period in 2003.  The decrease in the provision for loan losses was appropriate given the overall credit quality of the portfolio and the Company’s historical loan trends.

NON-INTEREST INCOME

Non-interest income increased $36,000 to $2.5 million for the six months ended June 30, 2004 compared to the same period in 2003.  Service fees on deposit accounts increased 33%, trust fees grew 17%

and gains on investment securities increased $116,000 from a year ago.  Mortgage refinance activity has slowed due to higher interest rates resulting in a decline in mortgage gains of $383,000, or 43%, for the six months ended June 30, 2004.

Non-interest income increased to $1.3 million for the three months ended June 30, 2004, a $10,000 increase compared to the same period in 2003.  Services fees on deposit accounts increased 34% and trust and asset management fees grew 16%.  In addition, investment losses totaled $41,000 for the second quarter of 2003.  Mortgage refinance activity has slowed down due to higher interest rates resulting in a decline in mortgage gains of $199,000, or 42%, compared to the second quarter of 2003.

NON-INTEREST EXPENSE

Non-interest expense totaled $5.5 million for the six months ended June 30, 2004 compared to $5.3 million for the same period last year.  The increase in non-interest expense of $153,000 or 3% was due to increases in personnel costs of 8%, occupancy costs of 7% and data processing costs of 11%.  These increases were offset by a decline in other expenses of 9%.  The increase in personnel cost of $232,000 is the result of normal salary increases and additional staffing required as a result of asset growth.  The $120,000 decrease in other expenses was due to a decline in both merchant processing expenses and amortization of mortgage servicing rights.

Non-interest expense was $2.8 million for the second quarter of 2004 compared to $2.7 million for the same period in 2003, an increase of $144,000 or 5%.  The increase was the result of an increase in personnel costs of 14% and a decline in other expenses of 10%.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 60.4% for the first half of 2004 compared to 61.2% for the same period in 2003 and was 60.0% and 60.8% for the second quarter ended June 30, 2004 and 2003, respectively.

FINANCIAL CONDITION

Total assets increased $18.1 million or 5% to $360.3 million during the first six months of 2004.  The loan portfolio increased $26.1 million or 11%.  Small business loans and commercial real estate balances increased 14% from year-end while residential and home equity balances grew 9%.  The loan growth was funded by a decrease in the investment portfolio of $8.0 million and an increase in total deposits and borrowings of $18.5 million.

Total deposits increased 11% to $287.6 million for the first six months of 2004.  Since December 31, 2003, the Bank experienced growth in all core deposit categories with checking accounts increasing 11%, money market accounts increasing 21% and savings account growth of 5%.  Certificates of deposit (CD) balances grew $9.5 million since year-end.  The growth in CD balances is due to the Bank continuing to obtain brokered CD’s in the national market with maturities between three and five years.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.8 million at June 30, 2004 (1.38% of total loans), an increase of $112,000 since year end.

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

The Company’s total shareholders’ equity was $29.8 million or 8.3% of total assets at June 30, 2004, compared with $30.6 million or 8.9% of total assets at December 31, 2003.  The net decrease in shareholders’ equity was attributable to:  share repurchases of $1.8 million, cash dividends of $912,000 and a decrease in unrealized loss on investment securities of $403,000 offset by net income of $2.3 million and stock option exercises of $64,000.  A 3% common stock dividend was declared on March 18, 2004.  Cash dividends of $0.27 per share were declared on common stock for the first half of 2004.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at June 30, 2004, of 11.68% and 12.93%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2003 were 12.85% and 14.10%, respectively.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. The Fourth Repurchase Program will commence upon completion of the Company’s existing stock repurchase program, under which the Company has repurchased 159,130 shares of the 159,493 shares authorized.

OFF-BALANCE SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk.  At June 30, 2004, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,373	$1,257	$116	$—	$—
Other Commitments to Extend Credit	66,140	46,195	645	1,609	17,691
Total	$67,513	$47,452	$761	$1,609	$17,691

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities.  These commitments, borrowings and the related payments were made during the normal course of business.  At June 30, 2004, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$1,029	$269	$557	$170	$33
Capital Leases	—	—	—	—	—
Federal Home Loan Bank Debt	19,251	2,673	14,532	1,537	509
Other Long-Term Obligations	—	—	—	—	—
Total	$20,280	$2,942	$15,089	$1,707	$542

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine.  This property is adjacent to the Bank’s headquarters property at 201 Main Street.  The Bank intends to add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1.5 million project is targeted for completion in 2005.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates.  The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and instruments.  These financial instruments are factored into the Company’s overall interest rate risk position.  The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased.  At June 30, 2004, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Fixed Payments from Counterparty	$593	$585	$—	$—
Payments based on Prime Rate	425	419	—	—
Net Cash Flow	$168	$166	$—	$—

The net cash flow reflected on the table above is based on the current rate environment.  The Company receives a fixed 6.9% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is currently at 4.25%.  The cash flow will remain positive for the Company as long as the prime rate remains below 5.93%.  This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment.  If the prime rate increases the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 2nd quarter of 2004.

Rate Change	Estimated Change in NII
+200bp	.71%
-100bp	(1.96)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of June 30, 2004, the Company had a notional principal of $10 million in interest rate swap agreements. Board and Management ALCO monitor derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

The Company acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the prime rate to a fixed rate. The $10 million of interest rate swap agreements mature in 2006. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company’s Chairman/Chief Executive Officer and Executive Vice President/Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.

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

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings	None

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Pur- chased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	—	—	—	72,955
February 1-29, 2004	23,892	$24.62	23,892	49,063
March 1-31, 2004	2,500	$25.20	2,500	46,563
April 1-30, 2004	—	—	—	46,563
May 1-31, 2004	4,000	$25.03	4,000	42,563
June 1-30, 2004	42,200	$24.86	42,200	170,358
Total	72,592	$24.80	72,592	170,358

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant.  Shares are being repurchased for other corporate purposes.  The program does not have an expiration date.

Item 3	Defaults upon Senior Securities	None

Item 4	Submission of Matters to a Vote of Security Holders	None

Item 5	Other Information	None

Item 6	Exhibits and Reports on Form 8-K

a. Exhibits

15	Letter Re: Unaudited Interim Financial Information
31.1	Rule 13a - 14(a) / 15d - 14(a) Certifications
31.2	Rule 13a - 14(a) / 15d - 14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

b.   Reports on Form 8-K

The Company furnished a Form 8-K with the Securities and Exchange Commission on April 22, 2004 reporting under Item 12 issuance of a press release announcing its earnings for the first quarter of the 2004 fiscal year.

The Company furnished a Form 8-K with the Securities and Exchange Commission on April 29, 2004 reporting under Item 5 certain changes in the Company’s senior management.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date:	August 11, 2004	By:	/s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive
Officer (Principal Executive Officer)

Date:	August 11, 2004	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)