Form 10-Q
period 2004-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2004-11-12
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

MAINE	01-0471507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Main Street
Bangor, Maine 04401

(Address of principal executive offices)

Registrant’s telephone number, including area code: 207-942-4800

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

The number of shares outstanding for the issuer’s classes of common stock as of November 4, 2004 is 3,340,310.

MERRILL MERCHANTS BANCSHARES, INC.

INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION

Independent Accountants’ Review Report

Consolidated Statements of Financial Condition at September 30, 2004 and December 31, 2003

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURE PAGE

EXHIBITS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
November 8, 2004

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(in thousands, except number of shares and per share data)	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$10,693	$10,682
Interest-bearing deposits with banks	102	64
Total cash and cash equivalents	10,795	10,746
Investment securities – available for sale	69,866	76,140
Loans held for sale	1,170	789
Loans receivable	276,287	246,512
Less allowance for loan losses	3,797	3,652
Net loans receivable	272,490	242,860
Properties and equipment, net	3,504	3,335
Cash surrender value of life insurance	3,823	3,729
Deferred income tax benefit	987	859
Accrued income and other assets	4,185	3,731
Total assets	$366,820	$342,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$52,261	$47,880
Savings and NOW deposits	132,577	117,951
Certificates of deposit	108,854	93,017
Total deposits	293,692	258,848
Securities sold under agreements to repurchase (term and demand)	18,461	20,362
Other borrowed funds	19,998	28,898
Accrued expenses and other liabilities	4,093	3,528
Total liabilities	336,244	311,636
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,340,310 shares in 2004 and issued 3,335,293 shares and outstanding 3,315,330 shares in 2003	3,340	3,335
Capital surplus	23,513	21,762
Retained earnings	3,419	5,305
Accumulated other comprehensive (loss) income
Unrealized gain on securities available for sale, net of tax	337	366
Net unrealized depreciation on derivative instruments marked to market, net of tax	(33)	—
Treasury stock, at cost (11,496 shares in 2003)	—	(215)
Total shareholders’ equity	30,576	30,553
Total liabilities and shareholders’ equity	$366,820	$342,189

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except number of shares and per share data)	2004	2003	2004	2003

Interest and dividend income
Interest and fees on loans	$4,261	$3,841	$12,183	$11,435
Interest on investment securities	486	321	1,483	1,261
Dividends on investment securities	35	19	85	117
Total interest and dividend income	4,782	4,181	13,751	12,813
Interest expense
Interest on deposits	1,047	974	2,907	2,996
Interest on borrowed funds	214	182	686	602
Total interest expense	1,261	1,156	3,593	3,598
Net interest income	3,521	3,025	10,158	9,215
Provision for loan losses	88	111	256	333
Net interest income after provision for loan losses	3,433	2,914	9,902	8,882
Non-interest income
Service charges on deposit accounts	345	304	1,043	830
Other service charges and fees	212	172	582	529
Trust fees	354	292	1,042	881
Net gain on sale of mortgage loans	166	529	678	1,424
Net gain (loss) on investment securities	—	—	65	(51)
Other	91	74	281	245
Total non-interest income	1,168	1,371	3,691	3,858
Non-interest expense
Salaries and employee benefits	1,588	1,546	4,725	4,451
Occupancy expense	198	198	633	605
Equipment expense	128	160	428	479
Data processing	176	158	512	462
Other	629	592	1,911	1,994
Total non-interest expense	2,719	2,654	8,209	7,991
Income before income taxes	1,882	1,631	5,384	4,749
Income tax expense	648	529	1,832	1,590
Net income	$1,234	$1,102	$3,552	$3,159

Per share data
Basic earnings per common share	$.37	$.32	$1.05	$.93
Diluted earnings per common share	$.37	$.32	$1.04	$.92

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(In Thousands, Except Number of Shares and per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) On Securities Available for Sale	Net Unrealized Loss on Derivative Instruments	Treasury Stock	Total Share- holders’ Equity

Balance at December 31, 2002	$3,194	$20,381	$5,498	$536	$—	$(1,221)	$28,388
Net income	—	—	3,159	—	—	—	3,159
Change in unrealized gain on securities available for sale, net of deferred taxes of ($149)	—	—	—	(289)	—	—	(289)
Total comprehensive income	—	—	3,159	(289)	—	—	2,870
Treasury stock purchased (65,031 shares at an average price of $15.78)	—	—	—	—	—	(1,026)	(1,026)
Common stock options exercised, 182,800 shares	45	(56)	(1,436)	—	—	2,171	724
3% common stock dividend declared	96	1,340	(1,441)	—	—	—	(5)
Common stock cash dividend declared, $0.35 per share	—	—	(1,164)	—	—	—	(1,164)

Balance at September 30, 2003	$3,335	$21,665	$4,616	$247	$—	$(76)	$29,787

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$—	$(215)	$30,553
Net income	—	—	3,552	—	—	—	3,552
Unrealized loss on derivative instruments, net of deferred taxes of $17	—	—	—	—	(33)	—	(33)
Change in unrealized gain on securities available for sale, net of deferred taxes of ($15)	—	—	—	(29)	—	—	(29)
Total comprehensive income	—	—	3,552	(29)	(33)	—	3,490
Treasury stock purchased (72,592 shares at an average price of $24.80)	—	—	—	—	—	(1,801)	(1,801)
Common stock options exercised, 7,628 shares	2	9	(42)	—	—	97	66
3% common stock dividend declared	100	2,422	(2,526)	—	—	—	(4)
Treasury stock retirement	(80)	(561)	(1,278)	—	—	1,919	—
Common stock repurchased (17,000 shares at an average price of $20.88)	(17)	(119)	(218)	—	—	—	(354)
Common stock cash dividend declared, $0.41 per share	—	—	(1,374)	—	—	—	(1,374)

Balance at September 30, 2004	$3,340	$23,513	$3,419	$337	$(33)	$—	$30,576

See accountants’ review report.  The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(in thousands)	2004	2003
Cash flows from operating activities
Net income	$3,552	$3,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	288	340
Amortization	374	485
Net amortization on investment securities	616	522
Deferred income taxes	(96)	(148)
Provision for loan losses	256	333
Net gain on sale of mortgage loans, investment securities and property and equipment	(450)	(546)
Net change in:
Loans held for sale	(381)	335
Deferred loan fees, net	30	30
Accrued income and other assets	(445)	(1)
Accrued expenses and other liabilities	565	384
Net cash provided by operating activities	4,309	4,893
Cash flows from investing activities
Net loans made to customers	(29,856)	(27,498)
Acquisition of premises and equipment and computer software	(568)	(155)
Purchase of investment securities available for sale	(40,198)	(51,481)
Proceeds from sales and maturities of investment securities available for sale	45,757	51,193
Proceeds from sale of other real estate owned	—	146
Net cash used by investing activities	(24,865)	(27,795)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	19,007	21,150
Net increase in certificates of deposit	15,837	48
Net (decrease) increase in securities sold under agreement to repurchase	(1,901)	3,478
Net decrease in other borrowed funds	(9,885)	(6,899)
Long-term advances from the Federal Home Loan Bank	3,290	5,000
Payments on long-term advances	(2,305)	(558)
Dividends paid on common stock	(1,348)	(1,112)
Purchase of common and treasury stock	(2,156)	(1,026)
Proceeds from stock issuance	66	724
Net cash provided by financing activities	20,605	20,805
Net increase (decrease) in cash and cash equivalents	49	(2,097)
Cash and cash equivalents, beginning of period	10,746	14,267
Cash and cash equivalents, end of period	$10,795	$12,170
Supplemental disclosures of cash flow information
Cash paid for interest	$3,551	$3,628
Income tax paid	1,975	1,438

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for number of shares and per-share data)	2004	2003	2004	2003

Net income, as reported	$1,234	$1,102	$3,552	$3,159

Weighted-average shares outstanding	3,349,617	3,417,623	3,381,501	3,397,363
Effect of dilutive stock options	27,938	26,533	30,000	19,936

Adjusted weighted-average shares outstanding	3,377,555	3,444,156	3,411,501	3,417,299

Basic earnings per share	$0.37	$0.32	$1.05	$0.93
Diluted earnings per share	$0.37	$0.32	$1.04	$0.92

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

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at September 30, 2004.  Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates.  In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate.  The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value.  The fair values of the swap agreements are recorded in the Statement of Financial Condition with the offset recorded in the Statement of Changes in Shareholders’ Equity.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements.  These forward-looking statements also may be contained elsewhere in this quarterly filing with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, other filings with the SEC, and in other communications by Merrill Merchants Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Merrill Merchants Bank (the “Bank”), which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  In preparing these disclosures, management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company’s business.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements included in this report, which financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

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

EXECUTIVE OVERVIEW

Net income increased 12% for the third quarter ended September 30, 2004 compared to the third quarter last year, an increase of $132,000.  The following were significant factors related to the results to the third quarter of 2004 compared to the third quarter of 2003.

•      Net interest income increased $496,000 or 16%.  Comparing the third quarter of 2004 and 2003, interest income increased 14% as average loans outstanding grew $37.9 million or 16%, and the yield on investment securities increased to 2.88% from 1.82%.

•      Non-interest income decreased $203,000 or 15%.  Gains from sale of mortgage loans declined $363,000 due to sharply lower refinance volumes.  The Company experienced growth in all other income categories ranging from 14% to 23%.

•      Non-interest expense increased $65,000 or 2% primarily due to increases in personnel cost of 3% and data processing expense of 11% that was offset by a decline in equipment expenses of 20%.

•      Comparing September 30, 2004 and 2003, loans grew $34.2 million or 14%.  Real estate lending was strong with residential mortgages growing 13% and home equity balances increasing 27%.  The commercial and commercial real estate portfolio grew at a rate of 13% and consumer loans increased 11% from a year ago.

•      Comparing September 30, 2004 and 2003, total deposits grew $33.6 million or 13%.  Checking account balances increased $13.6 million or 17% due to deposit relationships associated with new loan business and the new accounts generated by marketing our High Performance Checking program.  Brokered deposit balances increased 71%, money market balances increased 2%, savings accounts grew 6% and retail certificates of deposit balances decreased 1%.

RESULTS OF OPERATIONS

The Company reported net income of $3.6 million, or $1.04 per diluted share, for the first nine months of 2004.  This is an increase of $393,000, or 12%, compared to net income of $3.2 million, or $0.92 per diluted share, for the comparable period of 2003.  Net income for the third quarter of 2004 increased $132,000, or 12%, to $1.2 million compared with the third quarter of 2003 and earnings per diluted share increased to $.37 compared to $.32 for the same period.

The annualized return on average shareholders’ equity increased to 15.60% for the nine months in 2004 from 14.60% in 2003 and was 16.26% and 14.97% for the third quarter of 2004 and 2003, respectively.  The annualized return on average assets for the first nine months of 2004 and 2003 was 1.33% and 1.34%, respectively, and for the third quarter of 2004 and 2003 was 1.33% and 1.35%, respectively.

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

Net interest income totaled $10.2 million for the first nine months of 2004, an increase of $943,000 compared to the same period in 2003.  The increase was driven by growth in average earning assets of $40.1 million and a decline in interest expense.  The Company’s net interest margin decreased to 3.99% for the nine months ended September 30, 2004 compared to 4.09% for the same period in 2003.  Comparing the nine months ended 2004 and 2003, the changes in net interest income were attributable to changes in volume of $1.7 million, changes in interest rates of $(330,000) and changes related to both rate and volume of $(404,000).

The average rate earned on interest-earning assets declined to 5.41% from 5.71% for the nine months ended September 30, 2004 and 2003, respectively, on average interest-earning assets of $337.3 million and $297.2 million for the corresponding periods.  The average interest rate incurred on interest-bearing liabilities also declined, to 1.76% from 1.98% for the nine months ended September 30, 2004 and 2003, respectively, on average interest-bearing liabilities of $273.0 million and $242.1 million for the corresponding periods.

Net interest income totaled $3.5 million for the third quarter of 2004, an increase of $496,000 or 16% over the same period in 2003.  The net interest margin increased to 3.98% for the third quarter of 2004 as compared to 3.85% for the same period in 2003.  The yield on average earning assets for the third quarter of 2004 and 2003 was 5.42% and 5.34%, respectively, and the average interest rate incurred on interest-bearing liabilities was 1.79% and 1.86%, respectively.

PROVISION FOR LOAN LOSSES

The provisions for loan losses was $256,000 for the nine months ended September 30, 2004, as compared to $333,000 for the same period in 2003.  The decrease in the provision for loan losses was appropriate given the overall credit quality of the portfolio and the Company’s historical loan loss trends.

In originating loans, the Company recognizes that it will experience loan losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to attempt to maintain an appropriate allowance for loan losses based on, among other things, industry standards, management’s experience, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Provisions result from management’s continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market.  Management believes that based on information currently available, the allowance for loan losses is adequate and overall credit quality remains strong.

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $3.8 million at September 30, 2004 (1.37% of total loans), an increase of $145,000 since year end.

NON-INTEREST INCOME

Non-interest income was $3.7 million for the nine months ended September 30, 2004, a decrease of $167,000 compared to the same period in 2003.  Mortgage refinance activity has slowed considerably in 2004 resulting in a decline in mortgage gains of $746,000, or 52%, for the nine months ended September 30, 2004.  Service fees on deposit accounts increased 26% due to changes in overdraft procedures, trust fees grew 18% due to market appreciation and business development efforts and gains on investment securities increased $116,000 from a year ago.

Non-interest income was $1.2 million for the third quarter of 2004, a decrease of $203,000 or 15% from a year ago.  Gains on mortgage sales declined 69% while service fees on deposit accounts increased 14%, other service fees increased 23% and trust fees grew 21%.

NON-INTEREST EXPENSE

Non-interest expense totaled $8.2 million for the nine months ended September 30, 2004 compared to $8.0 million for the same period last year.  The increase in non-interest expense of $218,000, or 3%, was due to increases in personnel costs of 6%, occupancy costs of 5% and data processing costs of 11%.  These increases were offset by declines in equipment expenses of 11% and other expenses of 4%.   The $83,000 decrease in other expenses was due to a decline in both merchant processing expenses and amortization of mortgage servicing rights.

Non-interest expense increased $65,000, or 2%, to $2.7 million for the third quarter of 2004 compared to the third quarter of 2003.  The increase was the result of an increase in personnel costs of 3%, an increase in other expenses of 6% and a decline in equipment expenses of 20%.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 59.6% for the first nine months of 2004 compared to 60.9% for the same period in 2003 and was 58.0% and 60.4% for the third quarter ended September 30, 2004 and 2003, respectively.

FINANCIAL CONDITION

Total assets increased $24.6 million or 7% to $366.8 million during the first nine months of 2004.  The loan portfolio increased $29.8 million or 12%.  Small business loans and commercial real estate balances increased 12% from year-end while residential grew 9%, consumer increased 8% and home equity balances grew 16%.  Loan growth and a reduction in borrowings of $10.8 million were funded by a decrease in the investment portfolio of $6.3 million and an increase in total deposits of $34.8 million.

Total deposits increased 14% to $293.7 million for the first nine months of 2004.  Since December 31, 2003, we experienced growth in all core deposit categories with checking accounts increasing 13%, money market accounts increasing 14% and savings account growth of 7%.  Certificates of deposit (CD) balances grew $15.8 million since year-end.  The growth in CD balances is due to the Bank continuing to obtain brokered CD’s in the national market with maturities between three and five years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to meet both asset growth and deposit withdrawals.  Many factors affect a company’s ability to meet liquidity needs, including changes in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.  In addition to traditional in-market deposit sources, the Company has other sources of liquidity, including proceeds from maturing investment securities and loans, the sale of investment securities, Federal Funds through correspondent bank relationships, brokered deposits and Federal Home Loan Bank borrowings.  Additional liquidity is available in the loan portfolio through sale of residential mortgages and the guaranteed portion of Small Business Administration loans.   Management believes that the current level of liquidity is sufficient to meet current and future funding requirements.

The Company’s total shareholders’ equity was $30.6 million or 8.3% of total assets at September 30, 2004, compared with $30.6 million or 8.9% of total assets at December 31, 2003.  Changes in shareholders’ equity were attributable to:  net income of $3.6 million and stock option exercises of $66,000 offset by share repurchases of $2.2 million, cash dividends of $1.4 million and a net decrease in unrealized gains on investment securities and derivatives of $62,000.  A 3% common stock dividend was declared on March 18, 2004.  Cash dividends of $0.41 per share were declared on common stock for the first nine months of 2004.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at September 30, 2004, of 11.67% and 12.92%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution.  The Company’s ratios at December 31, 2003 were 12.85% and 14.10%, respectively.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock.  As of September 30, 2004, 16,637 shares had been repurchased under the program.  The repurchase will be made from time to time at the discretion of Company management.

OFF-BALANCE SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk.  At September 30, 2004, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,381	$1,264	$117	$—	$—
Other Commitments to Extend Credit	65,042	47,006	269	800	16,967
Total	$66,423	$48,270	$386	$800	$16,967

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities.  These commitments, borrowings and the related payments were made during the normal course of business.  At September 30, 2004, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$957	$254	$528	$152	$23
Federal Home Loan Bank Debt	18,962	2,642	14,461	1,550	309
Total	$19,919	$2,896	$14,989	$1,702	$332

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine.  This property is adjacent to the Bank’s headquarters property at 201 Main Street.  The Bank intends to add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1.5 million project is targeted for completion in 2005.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates.  The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increase income flow from the interest rate swap and instruments.  These financial instruments are factored into the Company’s overall interest rate risk position.  The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased.  At September 30, 2004, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Fixed Payments from Counterparty	$593	$433	$—	$—
Payments based on Prime Rate	475	347	—	—
Net Cash Flow	$118	$86	$—	$—

The net cash flow reflected on the table above is based on the current rate environment.  The Company receives a fixed 5.93% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is currently at 4.75%.  The cash flow will remain positive for the Company as long as the prime rate remains below 5.93%.  This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment.  If the prime rate increases the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

ITEM 3.    QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to its Asset/Liability Committee (ALCO).  In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 3rd quarter of 2004.

Rate Change	Estimated Change in NII
+200bp	1.19%
-100bp	(1.84)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of September 30, 2004, the Company had a notional principal of $10 million in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4 – Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company’s Chairman, Chief Executive Officer and Principal Executive Officer and Executive Vice President, Treasurer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) During the three months ended September 30, 2004, the Company repurchased the following shares of the common stock:

Period	(a) Total Number of Shares Pur- chased	(b) Average Price Paid per Share	(c) Total Number of Shares Pur- chased as Part of Publicly An- nounced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	—	—	—	170,358
August 1-31, 2004	15,000	$20.79	15,000	155,358
September 1-30, 2004	2,000	$21.50	2,000	153,358

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

MERRILL MERCHANTS BANCSHARES, INC.

Date:	November 12, 2004			By: /s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive
Officer (Principal Executive Officer)

Date:	November 12, 2004	By:	/s/	Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)