Form 10-K
period 2004-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2005-03-10
CIK 913072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission File Number: 000-24715

Merrill Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)
Maine (State or other jurisdiction of incorporation or organization)	01-0471507 (I.R.S. Employer Identification Number)
201 Main Street Bangor, Maine (Address of principal executive offices)	04402-0925 (Zip Code)

Registrant’s telephone number, including area code: (207) 942-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $53,867,000. As of February 11, 2005, there were 3,340,310 shares of common stock, par value $1.00 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

TABLE OF CONTENTS
		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II
ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES	11
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	29
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	55
ITEM 9A.	CONTROLS AND PROCEDURES	55
ITEM 9B.	OTHER INFORMATION	55

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	55
ITEM 11.	EXECUTIVE COMPENSATION	55
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	56
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	56

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56
	SIGNATURES	58

Forward Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements.  These forward-looking statements also may be contained elsewhere in other filings with the Securities and Exchange Commission (the “SEC”) and in other communications by Merrill Merchants Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Merrill Merchants Bank (the “Bank”), which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  In preparing these disclosures, management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

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

PART I

ITEM 1.    BUSINESS

General

Merrill Merchants Bancshares, Inc. (the “Company”), a Maine corporation organized in March 1992, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Company is also a registered financial holding company under the BHCA. In October 1992, the Company became the bank holding company for Merrill Merchants Bank (the “Bank”) and holds 100% of the Bank’s outstanding common stock (the “Bank Stock”). The Company, through its ownership of the Bank, is engaged in a general commercial and retail banking business, along with trust and investment services. Unless the context otherwise requires, references herein to the Company shall include the Company and the Bank on a consolidated basis.

The Company is an entity legally separate and distinct from the Bank. The Company’s sources of income and cash flow are derived from dividends paid on the Bank Stock, tax benefits received by the Company and earnings from amounts deposited by the Company in interest bearing accounts and investments.

The Bank was established in 1992 to purchase assets and assume liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains eleven banking offices (collectively, the “Branch Banks”) in nine area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor’s sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine’s flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; (vii) a private banking office located in Waterville; and (viii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has 17 ATM locations in its primary market area.

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. As of December 31, 2004, the Company had total assets of $368.7 million, loans of $283.0 million, deposits of $299.8 million and shareholders’ equity of $31.3 million. The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $356.4 million in assets under management as of December 31, 2004.

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

Major competitors in our market areas include local branches of large regional and national bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within our market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufactures.

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

Employees

The Company employees approximately 128 people on a full-time equivalent basis. The employees are not represented by a collective bargaining unit, and we believe that we enjoy good relations with all personnel.

Lending Activity

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

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, construction, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2004, commercial and commercial real estate loans represented the largest class of loans at $157.0 million or 55% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD). The Bank is a leading lender in the State of Maine for the Small Business Administration.

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

As of December 31, 2004, residential loans accounted for a total of $60.3 million representing 21% of total loans.  The Bank’s secondary market servicing portfolio totaled $122.1 million at December 31, 2004.

Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences and to businesses for owner-occupancy. Residential and commercial construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. At December 31, 2004, construction loans totaled $12.9 million representing 5% of total loans.

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

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2004, fixed-rate loans totaled $17.5 million and variable-rate loans amounted to $16.7 million representing 12% of total loans.  These home equity loans are generally secured by a second mortgage on the principal residential property.

Consumer Lending

Consumer loans made by the Bank have included home improvement, automobile, boat and recreational vehicle loans, credit cards and overdraft protection accounts.  The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes.  A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized.  Consumer loans are made at fixed and variable interest rates. Consumer loans totaled $18.7 million and represented 7% of the Company’s loan portfolio at December 31, 2004.

Joint Venture

In 1996, the Bank and MSB Leasing, Inc., a subsidiary of Machias Savings Bank, a state chartered mutual savings bank, formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and over fifty other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Supervision and Regulation

General

The Company, as a financial holding company under the Bank Holding Company Act (the “BHCA”), is subject to the rules and regulations of the Federal Reserve Board (the “FRB”). The Company is also subject to the rules and regulations of the SEC and The NASDAQ National Market. The Bank is a Maine-chartered community bank whose deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Maine Bureau of Financial Institutions (the “Bureau”) as its primary corporate regulator, by the FRB as its primary federal regulator, and by the FDIC as its deposit insurer. Both the Company and the Bank are subject to the provisions of the Maine Revised Statues applicable to financial institutions, and the rules and regulations of the Bureau.

The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not Company stockholders.

Maine Banking Laws and Supervision

The Company and the Bank are subject to Maine law and the rules and regulations of the Bureau. The approval of the Bureau is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Maine bank that does not operate in accordance with the regulations, policies and directives of the Bureau is subject to sanctions. The Bureau may, under certain circumstances, suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or breached their fiduciary duties.

Loans-to-One-Borrower Limitations. With certain exceptions, the total obligations of a single borrower to the Bank may not exceed 20% of the Bank’s equity. The Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under Maine law, the Company may declare and pay a dividend on its capital stock provided that adequate levels of capital are maintained. The Bureau’s minimum capital requirements are the same as those set forth by federal banking regulations. See “ - Federal Banking Regulations - Capital Requirements.” In addition, federal law also may limit the amount of dividends that may be paid by the Bank.

Examination and Enforcement. The Bureau is required to regularly examine each state-chartered bank at least once every 36 months.

Federal Banking Regulations

Capital Requirements. Under FDIC regulations, the Bank is required to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital. For an institution with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other banks, the minimum leverage capital requirement is 4%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the Bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. The Bank was considered “well-capitalized” under FDIC guidelines at December 31, 2004.

Enforcement. The FDIC has extensive enforcement authority over insured state-chartered commercial bank and trust companies, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events.

Deposit Insurance. The FDIC has adopted a risk-based deposit insurance assessment system. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See “-Federal Banking Regulation - Prompt Corrective Action” below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the Bank for purposes of Sections 23A and 23B.

Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the Bank, as those that would be provided to a non-affiliate.

Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Safety and Soundness Standards. Pursuant to the requirements of the FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The FDIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. The Bank is prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its CRA rating. The Bank received a “Satisfactory” rating on its last CRA exam in September 2003.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the FRB. Total transaction accounts in excess of $47.6 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the FRB. The first $7.0 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Financial Holding Company Regulation. As a bank holding company, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2004, the Company’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

In 2001, the Company elected to be treated as a financial holding company under the BHCA. As a financial holding company, the Company may conduct activities that are considered “financial in nature” under the BHCA. Such activities include:

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

Taxation

The Company is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Company and the Bank, as members of an affiliated group of corporations within the meaning of Section 1504 of the Internal Revenue Code, file a consolidated federal income tax return, which has the effect of eliminating inter-company distributions, including dividends and inter-company interest income and expense, from the computation of consolidated taxable income.

The Company, on a consolidated basis, is subject to a separate state franchise tax in lieu of state corporate income tax. The amount of the tax is the sum of 1% of Maine net income and $.08 per $1,000 of Maine assets as defined in Maine law. Maine assets are the corporation’s total end of the year assets as reported on the federal income tax return. Maine net income is the corporation’s net income or loss as reported on the federal income tax return which is apportioned to Maine under Maine law.

ITEM 2. PROPERTIES

At December 31, 2004, the Bank conducted its business from the headquarters office in Bangor, Maine, its operations center in Bangor, Maine, and its ten branch offices in Bangor, Brewer, Holden, Milford, Newport, Orono, Orrington, Pittsfield and Waterville, Maine.

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters located at 201 Main Street. Construction is in progress to renovate the historic building, add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1.5 million project is targeted for completion in September 2005.

The following table sets forth certain information regarding the Bank’s properties at December 31, 2004.
Owned	Leased
Corporate Office	Operations Center
201 Main Street	359 Perry Road
Bangor, Maine 04401	Bangor, Maine 04401

183 Main Street	920 Stillwater Avenue
Bangor, Maine 04401	Bangor, Maine 04401

1007 Main Road	992 Union Street
Holden, Maine 04429	Bangor, Maine 04401

27 Main Street	366 Wilson Street
Pittsfield, Maine 04967	Brewer, Maine 04412

2 Main Street
Milford, Maine 04461

44 Moosehead Trail
Newport, Maine 04953

69 Main Street
Orono, Maine 04473

191 River Road
Orrington, Maine 04474

58 Elm Street
Waterville, Maine 04901

ITEM 3.     LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in routine litigation incidental to the business, there are no material legal proceedings to which the Bank or the Company are a party or to which any of its property is subject, or, to the Company’s knowledge, any such proceedings that any governmental authority is contemplating, as of the date of this Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market Information and Related Matters

Our common stock is traded on The Nasdaq Stock Market, Inc.’s National Market. The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated. Per share data information has been adjusted to reflect the 3% stock dividends in both 2004 and 2003, respectively.

	Market Price		Dividends Declared
2004	High	Low	Per Share
First Quarter	$25.39	$20.11	$0.130
Second Quarter	25.65	22.00	0.140
Third Quarter	23.95	20.25	0.140
Fourth Quarter	22.60	20.75	0.150

2003
First Quarter	$15.55	$14.21	$0.107
Second Quarter	16.46	14.28	0.117
Third Quarter	18.90	15.68	0.117
Fourth Quarter	21.18	18.01	0.126

As of December 31, 2004, there were 3,340,310 shares of common stock outstanding which were held by approximately 1,200 holders of record.

We have historically paid quarterly cash dividends on our common stock and currently intend to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including restrictions on the ability of the Company to pay dividends under federal laws and regulations and as a result there can be no assurance that dividends will be paid in the future.

Share Repurchases

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant.  Shares are being repurchased for other corporate purposes.  The program does not have an expiration date. During the year ended December 31, 2004, the Company repurchased 89,592 shares at an average price per share of $24.06. For the three month period ended December 31, 2004, the Company did not purchase any shares of common stock.

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
For the Year	2004	2003	2002	2001	2000
Net income	$4,907	$4,302	$3,845	$3,254	$2,619
Net interest income	13,773	12,479	12,463	11,542	10,026
Non-interest income	5,005	5,181	3,963	3,299	3,155
Non-interest expense	11,042	10,718	10,205	9,468	8,823
Per Common Share (adjusted for 3% stock dividend in 2004)
Basic earnings per share	$1.46	$1.26	$1.24	$1.10	$0.87
Diluted earnings per share	1.44	1.26	1.11	0.95	0.77
Dividends per share	0.56	0.47	0.38	0.28	0.22
Book value per share at year end	9.38	8.92	8.59	8.92	8.00
Stock price:
High	25.65	21.18	15.32	10.52	10.77
Low	20.11	14.21	10.34	8.44	5.78
Close	21.59	21.09	14.70	10.34	7.77
Key Performance Ratios
Return on average equity	16.06%	14.74%	13.93%	13.18%	11.94%
Return on average assets	1.36	1.34	1.33	1.26	1.16
Equity to assets at year end	8.50	8.93	9.24	9.34	9.45
Non-performing assets to total assets	0.44	0.18	0.25	0.26	0.25
Net charge-offs to average loans	0.05	0.04	0.07	0.08	0.03
Efficiency ratio	59.29	60.51	62.01	63.96	66.63
Dividend payout ratio	38.32	37.16	31.27	25.87	25.52
At Year End
Total assets	$368,690	$342,189	$307,316	$278,197	$246,413
Loans	282,988	246,512	214,729	188,080	165,923
Deposits	299,782	258,848	238,857	219,309	200,451
Long-term borrowings	15,670	17,977	8,656	9,752	2,450
Shareholders’ equity	31,329	30,553	28,388	25,985	23,292

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (In thousands, except per share data)

The discussion and analysis that follows focuses on the results of operations of the Company during 2004, 2003 and 2002 and its financial condition at December 31, 2004 and 2003. The Consolidated Financial Statements and related notes should be read in conjunction with the review.

General

The Company owns all of the common stock of the Bank. The Bank is a full-service community bank headquartered in Bangor, Maine, providing a wide range of consumer, commercial, and trust and investment services through its eleven locations in central and eastern Maine. In addition, the Bank provides indirect auto and recreational vehicle lending through its consumer finance division.

The Bank is committed to providing outstanding customer service and building long term banking relationships with customers. Delivery on this commitment through local decision-making and personal service has helped distinguish the Company from its competitors. This will continue to be strategically significant as larger banks consolidate and their service delivery channels become more depersonalized.

The Company’s goal is to sustain profitable, controlled growth by focusing on increased loan and deposit market share; managing yields on earning assets and rates on interest-bearing liabilities; increasing non-interest income; and being prepared for acquisitions and expansion opportunities within the financial services industry.

Executive Overview

The Company’s net income increased 14% to $4,907 in 2004 and diluted earnings per share was $1.44 in 2004 as compared to $1.26 in 2003, an increase of $0.18 per diluted share or 14%. The following were significant factors related to 2004 results as compared to 2003:

•
Total loans grew 15% in 2004. Real estate lending was strong with construction balances increasing 33%, home equity balances growing 20% and residential mortgages up 9%. The commercial and commercial real estate portfolio grew at a rate of 16% and consumer loans increased 8% from a year ago.

•
We continue to maintain strong asset quality with net charge-offs of $134 in 2004 representing 0.05% of average net loans compared to 0.04% in 2003. Non-performing assets as a percentage of total assets were 0.44% at year-end, up from 0.18% at the close of 2003. Despite the increase in non-performing assets to $1,609 at year-end, 67% of the balance is guaranteed by the SBA.

•
The direct mail marketing campaign to businesses and individuals under the High Performance Checking program combined with business development efforts has resulted in a 15% increase in checking account balances in 2004. Money market and savings accounts increased 19% while certificate of deposit balances grew 13% in 2004.

•	The effects of the decline in net interest margin of 8 basis points in 2004 were offset by growth in average loans.

•
Non-interest income declined 3% in 2004 due to the substantial drop in mortgage refinance activity which resulted in a decline in the gain on loan sales of $911. We experienced growth in all other fee categories with service fees on deposit accounts increasing 20%, trust fees growing 17% and gains on investment securities increasing $206 from a year ago.

•
Our efficiency ratio continued to improve decreasing to 59.3%, down from 60.5% in 2003. Non-interest expenses increased only 3% in 2004 as increases in salaries and employee benefits, occupancy costs, and data processing costs were offset by declines in equipment expense, merchant processing expense and mortgage servicing rights amortization.

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

Allowance for Loan Losses. Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. When the book value exceeds its fair value, an impairment allowance is recognized so that mortgage servicing rights is carried at the lower of amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. On a quarterly basis, an independent third party determines the valuation of the Company’s mortgage servicing rights asset.

Review of Financial Statements

The Company declared a 3% stock dividend both in 2004 and 2003. All financial data included herein has been restated to reflect the impact of the stock dividends.

Results of Operations

Comparison of 2004 and 2003

Summary

The Company ended 2004 with consolidated assets of $368,690 representing growth of $26,501 or 8%.  Asset growth was attributable to strong real estate loan demand.  The Company reported net income of $4,907 or $1.46 per basic share and $1.44 per diluted share in 2004, compared to $4,302 or $1.26 per basic share and diluted share in 2003.  This represented earnings growth of $605 or 14%.  Return on average assets increased to 1.36% in 2004 compared to 1.34% in 2003, and return on average equity increased to 16.06% in 2004 from 14.74% in 2003.

Net Interest Income

The Company’s primary source of operating income is net interest income.  Net interest income was $13,773 for 2004 and $12,479 for 2003.  Net interest income is the difference between the income earned on earning assets and the interest paid on interest-bearing liabilities.  Both net interest income and the net interest margin, which is net interest income expressed as a percentage of average earning assets, are affected by the volume and mix of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Table 1 - Three-Year Average Balance Sheets

The following table sets forth, for the years indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin.

	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$269,091	$16,609	6.17%	$234,279	$15,302	6.53%	$202,377	$14,959	7.39%
Investment securities	70,259	2,071	2.95%	68,387	1,911	2.79%	67,790	3,347	4.94%
Other earning assets	1,595	28	1.76%	105	-	-	90	1	1.11%
Total interest-earning assets	340,945	18,708	5.49%	302,771	17,213	5.69%	270,257	18,307	6.77%
Non-earning assets	18,727			17,308			17,812
Total assets	$359,672			$320,079			$288,069

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings deposits and interest- bearing checking	$129,774	818	0.63%	$112,372	689	0.61%	$103,259	1,354	1.31%
Certificates of deposit	103,881	3,223	3.10%	91,675	3,250	3.55%	87,393	3,653	4.18%
Securities sold under agreement to repurchase	17,357	139	0.80%	19,797	162	0.82%	17,096	240	1.40%
Short-term borrowings	5,464	62	1.13%	9,911	125	1.26%	3,822	65	1.70%
Long-term borrowings	18,767	693	3.69%	12,170	508	4.17%	9,933	532	5.36%
Total interest-bearing liabilities	275,243	4,935	1.79%	245,925	4,734	1.92%	221,503	5,844	2.64%
Other liabilities	53,881			44,962			38,965
Shareholders' equity	30,548			29,192			27,601
Total liabilities and shareholders' equity	$359,672			$320,079			$288,069
Net interest income		$13,773			$12,479			$12,463
Net interest rate spread			3.69%			3.77%			4.13%
Net interest margin			4.04%			4.12%			4.61%

(1) Loans include portfolio loans, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Table 2 - Changes in Net Interest Income

The following table presents the changes in interest income and expense attributable to changes in interest rates (change in rate multiplied by prior year volume), changes in volume (change in volume multiplied by prior year rate) and changes in rate/volume (change in rate multiplied by change in volume) for interest-earning assets and interest-bearing liabilities.

	December 31, 2004 vs. 2003				December 31, 2003 vs. 2002
	Increase (Decreased) Due to Change in:				Increase (Decreased) Due to Change in:

	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest-earning assets:
Loans	$2,274	$(842)	$(125)	$1,307	$2,358	$(1,741)	$(274)	$343
Investment securities	52	105	3	160	29	(1,453)	(12)	(1,436)
Other earning assets	-	2	26	28	-	(1)	-	(1)
Total interest income	2,326	(735)	(96)	1,495	2,387	(3,195)	(286)	(1,094)
Interest-bearing liabilities:
Savings deposits and interest-
bearing checking	107	19	3	129	119	(721)	(63)	(665)
Certificates of deposit	433	(406)	(54)	(27)	179	(555)	(27)	(403)
Securities sold under agreement
to repurchase	(20)	(3)	-	(23)	38	(100)	(16)	(78)
Short-term borrowings	(56)	(13)	6	(63)	104	(17)	(27)	60
Long-term borrowings	275	(59)	(31)	185	120	(117)	(27)	(24)
Total interest expense	739	(462)	(76)	201	560	(1,510)	(160)	(1,110)
Net interest income	$1,587	$(273)	$(20)	$1,294	$1,827	$(1,685)	$(126)	$16

Net interest income increased by $1,294 in 2004 compared to 2003.  The increase was due to growth in the loan portfolio which was slightly offset by a decline in the Company’s net interest margin to 4.04% for 2004 compared to 4.12% for 2003.  After maintaining a historically low Federal Funds rate, the Federal Reserve increased the Federal Funds rate five times in the second half of 2004.   The Federal Funds rate, as set by the Federal Reserve, averaged 1.34% in 2004 and 1.12% in 2003.

Interest income was $18,708 in 2004, a 9% increase from 2003.  The increase was driven by growth in the average earning assets of $38,174 or 13% which was offset by a decline in the yield on average earning assets to 5.49% in 2004 from 5.69% in 2003.

Interest expense increased to $4,935 in 2004 from $4,734 in 2003, representing a 4% increase.  This increase was a result of growth in average interest-bearing liabilities of $29,318 or 12% which was offset by a decline in the cost of funds to 1.79% in 2004 from 1.92% in 2003.

Management currently anticipates that net interest income will continue to increase in 2005 due to expected growth in earning assets (primarily loans) combined with the benefit of the increase in the Federal Funds rate.

Provision and Allowance for Loan Losses

The provision for loan losses is a result of management’s periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $348 for 2004 and $444 for 2003, a decrease of $96 or 22%. The allowance for loan losses represented 1.37% of loans outstanding at December 31, 2004, compared to 1.48% at December 31, 2003. Net charge-offs were $134 during 2004 or ..05% of average loans outstanding, compared to $87 in 2003 or .04%. The low level of net loan charge-offs is indicative of the Company’s loan quality and credit administration standards and the generally stable economic environment existing in the Company’s primary market area.

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. A high degree of judgment is necessary to determine the appropriate level of allowance for loan losses and requires management’s ongoing evaluation of adequacy. The adequacy of the loan loss allowance is determined by use of a risk rating system. The evaluation process includes, among other things, industry standards, management’s experience, the Bank’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.

Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth and other criteria discussed above. The appropriate level of the allowance for loan losses and the corresponding provision will continue to be determined quarterly. Management anticipates that there will be a provision for loan losses in 2005; however, the specific amount cannot be determined at this time. Changes in circumstances affecting the various factors of the Company’s methodology will determine the provision amount in 2005.

Non-Interest Income

Non-interest income was $5,005 for 2004 compared to $5,181 for 2003, a decrease of $176. Non-interest income declined 3% in 2004 due to the substantial drop in mortgage refinance activity which resulted in a decline in the gain on loan sales of $911. We experienced growth in all other fee categories with service fees on deposit accounts increasing 20%, trust fees growing 17% and gains on investment securities increasing $206 from a year ago.

Mortgage refinance activity has slowed considerably in 2004 resulting in a decline in mortgage gains to $897 in 2004 from $1,808 in 2003. The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2004 of $122,125 increased by $15,261, or 14%, from December 31, 2003.

Service fees on deposit accounts increased 20% to $1,399 in 2004. Overdraft fee income increased to $947 in 2004, a 47% increase over 2003 due to new account activity combined with a risk based approach to the overdraft process that was implemented during 2003. In addition, ATM fees increased 20% in 2004.

Trust fees increased 17% to $1,382 in 2004. The market value of client assets under administration increased $40,894 to $356,436 at December 31, 2004 compared with trust assets of $315,542 at December 31, 2003. The increase in trust assets was achieved through new business development combined with market appreciation.

The generation of mortgage sale gains and trust fees is dependent on the market and economic conditions and, as a result, there can be no assurance that income levels reported in prior periods can be achieved in the future.

Non-Interest Expense

Non-interest expense was $11,042 for 2004 compared to $10,718 in 2003. The $324 or 3% increase was related to the increase in salaries and employee benefits of $423, data processing costs of $60 and occupancy expense of $47 which were offset by a decline in equipment expense of $31 and other expenses of $175. The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 59.3% for 2004 compared to 60.5% for 2003.

Salaries and employee benefits expense increased 7% to $6,310 for 2004. The 2004 increase was a result of normal annual salary increases and additional staffing required as a result of loan and deposit growth. Data processing costs increased 10% for 2004 as a result of increased volume of item processing transactions. Other non-interest expense decreased 6% for 2004 due to a decrease in amortization of mortgage servicing rights of $121 and a decrease in merchant processing expense of $48 related to the Company exiting this line of business.

Annual operating expenses are also expected to increase in future periods due to future branching, and product expansion.

Comparison of 2003 and 2002

Summary

The Company ended 2003 with consolidated assets of $342,189 representing growth of $34,873 or 11%. Asset growth was attributable to strong real estate loan demand. The Company reported net income of $4,302 for 2003, or $1.26 per diluted share, compared with net income of $3,845, or $1.11 per diluted share, for 2002. Return on average assets and return on average equity were 1.34% and 14.74%, respectively, for 2003 and 1.33% and 13.93%, respectively, for 2002.

Net Interest Income

Net interest income totaled $12,479 for 2003 and $12,463 for 2002. The slight increase in 2003 of $16 was due to growth in the loan portfolio which was offset by a decline in the Company’s net interest margin to 4.12% for 2003 compared to 4.61% for 2002.

Non-Interest Income

Non-interest income was $5,181 for 2003 compared to $3,963 for 2002.  The $1,218 or 31% increase was driven by the increase in gain on mortgage loan sales of $1,012 in 2003 and growth in most fee income categories.

Gain on the sale of mortgage loans increased to $1,808 for 2003 compared to $796 for 2002 due to the record level mortgage refinances resulting from the favorable interest rate environment nationally.  The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2003 of $106,864 increased by $11,769, or 12%, from December 31, 2002.

High Performance Checking, the retail banking initiative we introduced in late 2002, proved its real worth in 2003 as we doubled the number of checking accounts opened year over year and benefited from additional fee income associated with the accounts.  Overdraft fee income increased to $644 in 2003, a 114% increase over 2002 due to new account activity combined with a new risk based approach to the overdraft process.  In addition, ATM fees increased 23% in 2003 and merchant processing fees declined $351 or 85% as the result of the Company exiting this line of business.

Trust fees increased 10% to $1,186 in 2003.  The market value of client assets under administration increased $78,362 to $315,542 at December 31, 2003 compared with trust assets of $237,180 at December 31, 2002. The increase in trust assets was achieved through new business development combined with market appreciation.

Non-Interest Expense

Non-interest expense was $10,718 for 2003 compared to $10,205 in 2002.  The $513 or 5% increase was related to increases in salaries and employee benefits of $435, data processing costs of $68 and other expenses of $103 which were offset by a decline in occupancy and equipment costs of $93.  The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 60.5% for 2003 compared to 62.0% for 2002.

Salaries and employee benefits expense increased 8% to $5,887 for 2003.  The 2003 increase was a result of normal annual salary increases, additional staffing required as a result of asset growth and market expansion and a 31% increase in health insurance costs.  Data processing costs increased 12% for 2003 as a result of loan and deposit growth during the year.  Other non-interest expense increased 4% for 2003 reflecting an increase in marketing expenses of $261 related to the direct mail advertising campaign for High Performance Checking and an increase in loan expense of $162 related to the accelerated amortization of mortgage servicing rights.  Other expenses also reflects a decline in merchant processing expense of $347 related to the Company exiting this line of business.

Financial Condition

The Company’s consolidated total assets increased $26,501, or 8%, from $342,189 at December 31, 2003 to $368,690 at December 31, 2004. Total average assets were $359,672 and $320,079 in 2004 and 2003, respectively. These increases were due to internal loan growth. Total liabilities increased by $25,725 in 2004 which was driven by deposit growth of $40,934 offset by a decline in borrowings of $15,736 in 2004. Shareholders’ equity totaled $31,329 and $30,553 at December 31 2004 and 2003, respectively.

Investment Securities

The Company’s investment portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and other borrowing sources.

The average balance of the securities portfolio, which consists of securities available for sale, was $70,259 in 2004 and $68,387 in 2003, an increase of $1,872. The securities portfolio consists primarily of collateralized mortgage obligations and U.S. Government and agency securities. The majority of securities are rated AAA or equivalently rated. Collateralized mortgage obligations and mortgage-backed securities comprised 72% of the securities portfolio at December 31, 2004 compared to 68% at December 31, 2003. The average yield on securities was 2.95% during 2004, compared to 2.79% during 2003, which reflects declines in interest rates during 2003 along with maintaining a short duration on the securities portfolio.

Table 3 - Investment Securities

The following table sets forth the Company’s investment securities at the dates indicated:

	2004		December 31, 2003		2002
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Collateralized mortgage obligations	$43,553	66%	$46,441	61%	$31,246	46%
U.S. Government agencies and
corporations	10,297	16%	12,351	16%	11,520	17%
Mortgage-backed securities	3,982	6%	5,500	7%	1,888	3%
U.S. Government and agency money
market funds	480	1%	2,105	3%	11,935	18%
Certificates of deposit	1,346	2%	2,957	4%	4,158	6%
State and local government debt securities	2,311	3%	2,682	4%	2,925	4%
Total debt securities	61,969	94%	72,036	95%	63,672	94%
Equity securities	3,825	6%	3,550	5%	4,382	6%
Total securities available for sale	65,794	100%	75,586	100%	68,054	100%
Net unrealized gains	305		554		813
Fair value of securities available for sale	$66,099		$76,140		$68,867

Table 4 - Maturities of Debt Securities

The following table sets forth the contractual maturities and the weighted average yields (based on amortized cost) of the Company’s debt securities at December 31, 2004. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Maturing in
	Less than one year		1 to 5 years		More than 5 to 10 years		More than Over 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Collateralized mortgage obligations	$--	--	$1,094	4.82%	$16,836	3.12%	$25,623	3.41%	$43,553	3.34%
U.S. Government agencies and corporations	2,004	3.92%	8,293	3.04%	--	--	--	--	10,297	3.21%
Mortgage-backed securities	--	--	810	4.14%	3,172	2.98%	--	--	3,982	3.22%
U.S. Government and agency money market funds	480	1.80%	--	--	--	--	--	--	480	1.80%
Certificates of deposit	1,271	2.47%	75	2.11%	--	--	--	--	1,346	2.45%
State and local government debt securities	92	3.43%	435	4.34%	1,635	4.44%	149	4.74%	2,311	4.40%
Total	$3,847	3.17%	$10,707	3.35%	$21,643	3.20%	$25,772	3.42%	$61,969	3.11%

Loans

The Bank offers a broad range of personal and business loan products. Total loans (which includes loans held for sale) averaged $269,091 during 2004 compared to $234,279 during 2003, an increase of $34,812, or 15%. Total loans grew 15% in 2004. Real estate lending was strong with construction balances increasing 33%, home equity balances growing 20% and residential mortgages up 9%. The commercial and commercial real estate portfolio grew at a rate of 16% and consumer loans increased 8% from a year ago.

The average yield on loans decreased to 6.17% in 2004 from 6.53% in 2003. The prime rate average was 4.34% for 2004 and 4.12% for 2003. Management anticipates an increase on loan yields as the prime rate increases which may be offset by increased competition from banks and non-traditional credit providers.

Table 5 - Composition of Loan Portfolio

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	At December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate
Commercial	$96,956	34%	$80,212	32%	$70,247	33%	$69,209	37%	$59,277	36%
Construction	12,854	5%	9,669	4%	13,379	6%	6,678	4%	4,623	3%
Residential	60,314	21%	55,380	22%	40,362	19%	35,040	19%	26,112	16%
Home equity	34,139	12%	28,496	12%	19,889	9%	17,675	9%	18,830	11%
Total real estate	204,263	72%	173,757	70%	143,877	67%	128,602	69%	108,842	66%
Commercial	60,010	21%	55,486	23%	54,920	26%	43,533	23%	42,459	25%
Consumer	18,715	7%	17,269	7%	15,932	7%	15,945	8%	14,622	9%
Total loans	$282,988	100%	$246,512	100%	$214,729	100%	$188,080	100%	$165,923	100%
Less allowance for loan losses	(3,866)		(3,652)		(3,295)		(2,986)		(2,658)
Total	$279,122		$242,860		$211,434		$185,094		$163,265

Table 6 - Scheduled Contractual Amortization of Certain Loans at December 31, 2004

The following table sets forth the scheduled contractual amortization of construction loans and commercial business loans at December 31, 2004, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Construction
	Business Loans	Loans	Total
Amounts due:
Within one year	$29,952	$12,854	$42,806
After one year through five years	19,860	-	19,860
Beyond five years	10,198	-	10,198
Total	$60,010	$12,854	$72,864

Interest rate terms on amounts due after one year:
Fixed	$5,213	$-	$5,213
Adjustable	24,845	-	24,845

Management seeks to maintain a high quality of assets through prudent underwriting and sound lending practices. Approximately 30% of the Company’s loan portfolio is collateralized by first liens on primarily owner-occupied residential homes which have historically carried a relatively low credit risk. The Bank also maintains a commercial real estate portfolio comprised primarily of owner-occupied commercial businesses.

The Bank participates in government guaranteed loan programs including the Small Business Administration (“SBA”), Rural Development (“RD”) and the Finance Authority of Maine (“FAME”). At December 31, 2004, loans under these programs totaled $15,174 of which $11,211, or 4% of the total loan portfolio outstanding, is guaranteed by the various federal and state government entities.

The Bank continues to focus on asset quality issues and emphasizes loan review and underwriting procedures. The Bank utilizes the services of a consultant, M&M Consulting, LLC (a joint venture owned 50% by the Bank), to perform periodic loan and documentation review. Management has established a risk rating and review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for all commercial and commercial real estate loans. The goal of the risk rating process is to address the watch list, substandard and non-performing loans, as early as possible. These components of risk management are integral elements of the Bank’s loan program which have contributed to the loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in attempting to anticipate the potential effects of uncertain economic conditions (both locally and nationally).

Non-Performing Assets

Non-performing assets consist of non-accrual loans, other loans past due over 90 days, foreclosed assets and other real estate owned. Total non-performing assets as a percentage of total assets increased to .44% or $1,609 at December 31, 2004, compared to .18% or $617 at December 31, 2003. Included in non-performing assets at December 31, 2004 are loans guaranteed by the SBA totaling $1,071.

Loans are placed on non-accrual status when, in the judgment of management, principal repayment is doubtful, whether current or past due. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, interest is generally not accrued on loans past due 90 days or more. The Bank does not return a loan to accrual status until it is brought current with respect to both principal and interest, future payments are no longer in doubt, and the loan has been performing for at least six consecutive months.

Table 7- Five-Year Schedule of Non-Performing Assets

The following table presents a summary of non-performing assets at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
Loans:
Non-accrual loans	$1,571	$598	$432	$432	$421
Loans 90 days or more past due but still accruing	4	8	37	75	104
Restructured loans	4	8	132	-	-
Non-performing loans	1,579	614	601	507	525
OREO and repossessed assets	30	3	165	221	90
Non-performing assets	$1,609	$617	$766	$728	$615
Non-performing loans as a percentage of total loans	0.56%	0.25%	0.28%	0.27%	0.32%
Non-performing assets as a percentage of total assets	0.44%	0.18%	0.25%	0.26%	0.25%
Non-performing assets as a percentage of total loans and OREO/repossessed assets	0.57%	0.25%	0.36%	0.39%	0.37%

At December 31, 2004, loans on non-accrual status totaled $1,571. Interest income not recognized on non-accrual loans was $47 in 2004. There was no interest income recognized on non-accrual loans in 2004.

Adversely Classified Assets

The Bank’s management adversely classifies certain assets as “substandard,” “doubtful” or “loss” based on criteria established under banking regulations. An asset is considered substandard if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if existing deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

At December 31, 2004 and 2003, loans classified as substandard amounted to $8,417 and $5,587, respectively, and loans classified as doubtful totaled $36 and $81, respectively. Performing loans represent 83% and 95% of the adversely classified balances as of December 31, 2004 and 2003, respectively. The Bank had no loans which were classified as loss at either date. Total classified loans as a percentage of total loans increased to 2.9% at December 31, 2004 from 2.3% at December 31, 2003. Classified loans represent loans that, in the opinion of management, could potentially migrate to non-performing or loss status. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. As of December 31, 2004 and 2003, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to 15% and 20%, respectively, of the total loan balances adversely classified.

Table 8 - Five-Year Table of Activity in the Allowance for Loan Losses and Net Charge-offs as a Percent of Average Loans Outstanding

The following table presents net charge-offs by loan type and the activity in the allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance at beginning of year	$3,652	$3,295	$2,986	$2,658	$2,274
Charge-offs:
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Home equity loans	(10)	-	-	(20)	(14)
Commercial business loans	(24)	(7)	(28)	(65)	(9)
Consumer	(144)	(113)	(161)	(99)	(42)
Total loans charged-off	(178)	(120)	(189)	(184)	(65)
Recoveries:
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	27	22	22
Home equity loans	-	-	-	-	-
Commercial business loans	12	4	5	1	1
Consumer	32	29	13	15	3
Total loans recovered	44	33	45	38	26
Net charge-offs	(134)	(87)	(144)	(146)	(39)
Provisions for loan losses	348	444	453	474	423
Allowance at end of year	$3,866	$3,652	$3,295	$2,986	$2,658
Total net loans outstanding at the end of year (1)	$279,122	$242,860	$211,434	$185,094	$163,265
Average net loans outstanding during the year (1)	$264,616	$229,392	$198,120	$171,692	$150,553

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.04%	0.07%	0.08%	0.03%
Net charge-offs to loans, end of period	0.05%	0.04%	0.07%	0.08%	0.02%
Allowance for loan losses to average loans outstanding	1.44%	1.57%	1.64%	1.71%	1.74%
Allowance for loan losses to loans, end of year	1.37%	1.48%	1.53%	1.59%	1.60%
Allowance for loan losses to non-performing loans	244.84%	594.79%	548.25%	588.95%	506.29%
___________________________
(1) Excludes loans held for sale.

Table 9 - Allocation of the Allowance for Loan Losses - Five-Year Schedule

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and Commercial Real Estate (1)	$2,818	56%	$2,774	55%	$1,881	58%	$1,574	60%	$1,321	61%
Construction	64	4%	48	4%	67	6%	33	4%	23	3%
Residential	214	21%	181	22%	361	19%	285	19%	223	16%
Home equity	91	12%	74	12%	248	9%	220	9%	236	11%
Consumer	354	7%	277	7%	460	8%	424	8%	310	9%
Off-Balance Sheet	212	-	125	-	278	-	212	-	-	-
Unallocated	113	-	173	-	-	-	238	-	545	-
Total allowance for loan losses	$3,866	100%	$3,652	100%	$3,295	100%	$2,986	100%	$2,658	100%

___________________________
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

In general, the Company determines the appropriate overall allowance for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses based on management’s judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.

Commercial loans are individually reviewed and assigned a credit risk rating from “1" (low risk of loss) to “8" (high risk of loss). For non-impaired loans with a credit risk rating of “1" to “6", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon management’s assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans, or loans no longer accruing interest as a result of the deemed uncollectibility of interest due, which are measured at the net present value of future cash flows, discounted at the loan’s effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.

Consumer loans, which include residential mortgages, home equity loans, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.

The results of all analyses are reviewed and discussed by the Board of Directors on a quarterly basis. An integral component of the Company’s risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is adequate as of December 31, 2004. The unallocated component of the allowance for loan losses represents management’s view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet tied to specific loans. Although management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.

Funding and Liquidity

The Company’s principal sources of funding are deposits and borrowed funds. The Company has a comprehensive liquidity management program in place. It maintains adequate funding for its assets by monitoring anticipated sources and uses of funding. Deposits are attracted principally from within the Company’s primary market area through the offering of a broad variety of deposit products, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100 or more) and retirement savings plans. In addition to traditional in-market deposit sources, the Company has other sources of liquidity, including proceeds from maturing investment securities and loans, the sale of investment securities, Federal Funds through correspondent bank relationships, brokered deposits and Federal Home Loan Bank (FHLB) borrowings. Additional liquidity is available in the loan portfolio through sale of residential mortgages and the guaranteed portion of SBA loans. The Company also maintains a $5,000 credit line with a correspondent bank. Management believes that the current level of liquidity is sufficient to meet current and future funding requirements.

Deposits

In 2004, total deposits increased by $40,934 to $299,782, a 16% increase over 2003. Comparing year-end balances at 2004 to 2003, checking account balances increased 15%, money market balances increased 35%, savings accounts grew 4% and retail certificates of deposit decreased 1%. Certificates of deposit obtained on the national market increased $13,172 from a year ago as the Company obtained longer-term funding at favorable interest rates.

The Company’s focus on quality customer service combined with the marketing of the High Performance Checking program contributed to the deposit growth in 2004. The program includes free checking accounts for businesses and individuals, direct mail advertising, Tell-A-Friend referrals and an attractive selection of premium gifts. The Company continues to develop consumer and commercial deposit relationships through referrals and additional contacts within its market area.

The Bank’s average cost of deposits (including non-interest checking) was 1.42% for the year 2004, compared to 1.60% during 2003.

Table 10 - Average Deposit Balances and Rates

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
Non-interest checking	$50,331	-	18%	$41,740	-	17%	$35,917	-	16%
Interest checking	40,693	0.36%	14%	34,188	0.28%	14%	28,628	0.65%	13%
Money market	45,852	1.12%	16%	36,943	0.95%	15%	32,203	1.77%	14%
Savings	43,229	0.37%	15%	41,241	0.58%	17%	42,428	1.41%	19%
Certificates of deposit	103,881	3.10%	37%	91,675	3.55%	37%	87,393	4.18%	38%
Total	$283,986	1.42%	100%	$245,787	1.60%	100%	$226,569	2.21%	100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank’s depositors are residents in its primary market area except for $39,114 in brokered deposits at December 31, 2004.

The following table summarizes at December 31, 2004 the Bank’s certificates of deposit (CD) of $100 or more and by time remaining until maturity:

Maturity Period:
Less than three months	$8,858
Over three months through six months	5,713
Over six months through twelve months	8,911
Over twelve months	32,195
Total	$55,677

Borrowings

Borrowings supplement deposits as a source of liquidity. Borrowed funds consist mainly of securities sold under agreement to repurchase and advances from the FHLB. Total borrowings were $33,524 at December 31, 2004 compared to $49,260 at December 31, 2003, a decrease of $15,736. Other short-term borrowings include federal funds purchased, commercial lines of credit, Treasury, tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury. See Note 11 to the Consolidated Financial Statements for more information regarding securities sold under agreement to repurchase.

Contractual Obligations and Commitments

Table 11 - Contractual Obligations and Commitments

The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2004.

		Payments Due by Period:
Contractual Obligations	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Operating leases	$949	$251	$413	$231	$54
Long-term debt (FHLB borrowings)	15,670	2,594	7,461	4,712	903
Total contractual obligations	$16,619	$2,845	$7,874	$4,943	$957

		Commitment Expires in:
Other Commitments	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Letters of credit	$1,417	$1,300	$117	$-	$-
Other commitments to extend credit	65,487	45,806	495	1,936	17,250
Total commitments	$66,904	$47,106	$612	$1,936	$17,250

At December 31, 2004, the Company had interest rate swap agreements with notional amounts of $10,000. The following table summarizes the Company’s obligations under the interest rate swap agreements.

	Payments Due by Period:
	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Fixed payments from counterparty	$593	$282	$-	$-
Payments based on prime rate	425	249	-	-
Net cash flow	$68	$32	$-	$-

See Note 4 to the Consolidated Financial Statements for more information regarding the nature and business purpose of derivative financial instruments.

Asset/Liability Management

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 4th quarter of 2004.

Estimated
Rate Change	Change in NII
+200bp	1.60%
-100bp	(2.24)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of December 31, 2004, the Company had a notional principal of $10,000 in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4 - Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

In 2004, the Company acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the prime rate to a fixed rate. The $10,000 of interest rate swap agreements mature in 2006. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into this transaction are the risk of default by the counterparty with whom the Company has entered into the agreement and poor correlation between the rate being swapped and the yield on the hedged assets. The Company’s risk from default of a counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

Capital Resources

At December 31, 2004, shareholders’ equity totaled $31,329 or 8.5% of total assets, as compared to $30,553 or 8.9% at December 31, 2003. The net increase in shareholders’ equity was attributable to: net income of $4,907; stock option exercises and the related tax benefit of $87, less share repurchases of $2,156; and $1,885 in cash dividends.

During 2004, the Company repurchased 89,592 shares of common stock at an average price of $24.06 and in 2003 the Company repurchased 75,031 shares of common stock at an average price of $16.23. Upon completion of the third stock repurchase program, the Board of Directors approved a fourth stock repurchase program in June 2004 authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of December 31, 2004, 16,637 shares had been repurchased under this program. No shares were repurchased during the fourth quarter of 2004. Future repurchases will be made from time to time at the discretion of Company management.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios. The Company’s risk-based capital ratios for Tier 1 and Tier 2 Capital (as defined by federal banking agency regulations) at December 31, 2004 of 11.83% and 13.09%, respectively, exceed regulatory guidelines for capital adequacy. The Company’s Tier 1 and Tier 2 risk-based capital ratios at December 31, 2003 were 12.85% and 14.10%, respectively. The Bank is also subject to federal regulatory capital requirements. At December 31, 2004, the Bank was deemed to be “well capitalized” under the applicable regulations. See Note 17 to the Consolidated Financial Statements.

Equity Ratios

Table 12 - Equity Ratios

The following tables summarize the Company’s key equity ratios at December 31, 2004, 2003 and 2002.

	2004	2003	2002

Return on average assets	1.36%	1.34%	1.33%
Return on average equity	16.06%	14.74%	13.93%
Dividend payout ratio	38.32%	37.16%	31.27%
Average equity to average assets	8.49%	9.12%	9.58%

Impact of New Accounting Standards

For information on the impact of new accounting standards, see Note 1 to the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in Item 7 hereof is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
(In thousands, except number of shares and per share data)	2004	2003

ASSETS
Cash and due from banks	$10,092	$10,682
Interest-bearing deposits with banks	128	64
Total cash and cash equivalents	10,220	10,746
Investment securities - available for sale	66,099	76,140
Loans held for sale	617	789
Loans receivable	282,988	246,512
Less allowance for loan losses	3,866	3,652
Net loans receivable	279,122	242,860
Properties and equipment, net	3,850	3,335
Cash surrender value of life insurance	3,854	3,729
Deferred income tax benefit	1,079	859
Accrued income and other assets	3,849	3,731
Total assets	$368,690	$342,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$51,945	$47,880
Savings and NOW deposits	142,614	117,951
Certificates of deposit	105,223	93,017
Total deposits	299,782	258,848
Securities sold under agreements to
repurchase (term and demand)	16,486	20,362
Other borrowed funds	17,038	28,898
Accrued expenses and other liabilities	4,055	3,528
Total liabilities	337,361	311,636
Commitments (Notes 4, 8, 9, 13, 17 and 18)
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,340,310 shares in 2004 and issued 3,335,293 shares and
outstanding 3,323,797 shares in 2003	3,340	3,335
Capital surplus	22,037	21,762
Retained earnings	5,763	5,305
Accumulated other comprehensive (loss) income
Unrealized gain on securities available for sale, net of tax	203	366
Net unrealized depreciation on derivative instruments marked to market,
net of tax	(14)	-
Treasury stock, at cost (11,496 shares in 2003)	-	(215)
Total shareholders’ equity	31,329	30,553
Total liabilities and shareholders’ equity	$368,690	$342,189

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except number of shares and per share data)	2004	2003	2002

Interest and dividend income
Interest and fees on loans	$16,609	$15,302	$14,959
Interest on investment securities	1,953	1,754	3,090
Dividends on investment securities	118	157	257
Interest on federal funds sold	28	-	1
Total interest and dividend income	18,708	17,213	18,307
Interest expense
Interest on deposits	4,041	3,939	5,007
Interest on borrowed funds	894	795	837
Total interest expense	4,935	4,734	5,844
Net interest income	13,773	12,479	12,463
Provision for loan losses	348	444	453
Net interest income after provision for
loan losses	13,425	12,035	12,010
Non-interest income
Service charges on deposit accounts	1,399	1,161	858
Other service charges and fees	790	706	944
Trust fees	1,382	1,186	1,075
Net gain on sale of mortgage loans	897	1,808	796
Net gain (loss) on investment securities	155	(51)	(30)
Other	382	371	320
Total non-interest income	5,005	5,181	3,963
Non-interest expense
Salaries and employee benefits	6,310	5,887	5,452
Occupancy expense	858	811	825
Equipment expense	606	637	716
Data processing	686	626	558
Other	2,582	2,757	2,654
Total non-interest expense	11,042	10,718	10,205
Income before income taxes	7,388	6,498	5,768
Income tax expense	2,481	2,196	1,923
Net income	$4,907	$4,302	$3,845

Per share data
Basic earnings per common share	$1.46	$1.26	$1.24
Diluted earnings per common share	$1.44	$1.26	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)

	Convertible				Accumulated
	Cumulative				Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2001	$20	$2,741	$18,794	$4,601	$600	$(771)	$25,985

Net income	-	-	-	3,845	-	-	3,845
Change in unrealized gain on securities available for
sale, net of deferred income taxes of $18	-	-	-	-	(64)	-	(64)
Comprehensive income	-	-	-	3,845	(64)	-	3,781
Conversion of cumulative preferred stock and mandatory
convertible debentures to common stock	(20)	306	14	-	-	-	300
Common stock options exercised, 153,424 shares	-	65	185	(519)	-	959	690
Tax benefit related to exercise of stock options	-	-	267	-	-	-	267
3% common stock dividend declared	-	82	1,121	(1,205)	-	-	(2)
Treasury stock purchased (91,949 shares at an
average price of $15.32)	-	-	-	-	-	(1,409)	(1,409)
Common stock cash dividends declared, $.40 per share	-	-	-	(1,192)	-	-	(1,192)
Convertible cumulative preferred stock dividends
declared, $1.63 per share	-	-	-	(32)	-	-	(32)

Balance at December 31, 2002	$-	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388

Net income	-	-	-	4,302	-	-	4,302
Change in unrealized gain on securities available for
sale, net of deferred income taxes of $89	-	-	-	-	(170)	-	(170)
Comprehensive income		-	-	-	4,302	(170)	-
Common stock options exercised, 184,142 shares	-	45	(57)	(1,458)	-	2,224	754
Tax benefit related to exercise of stock options	-	-	98	-	-	-	98
3% common stock dividend declared	-	96	1,340	(1,438)	-	-	(2)
Treasury stock purchased (75,031 shares at an
average price of $16.23)	-	-	-	-	-	(1,218)	(1,218)
Common stock cash dividends declared, $.48 per share	-	-	-	(1,599)	-	-	(1,599)

Balance at December 31, 2003	$-	$3,335	$21,762	$5,305	$366	$(215)	$30,553

Net income	-	-	-	4,907	-	-	4,907
Unrealized loss on derivative instruments, net of
deferred taxes of $7	-	-	-	-	(13)	-	(13)
Change in unrealized gain on securities available for
sale, net of deferred income taxes of $85	-	-	-	-	(164)	-	(164)
Comprehensive income	-	-	-	4,907	(177)	-	4,730
Common stock options exercised, 7,628 shares	-	2	9	(42)	-	97	66
Tax benefit related to exercise of stock options	-	-	21	-	-	-	21
3% common stock dividend declared	-	100	2,422	(2,526)	-	-	(4)
Treasury stock purchased (72,592 shares at an
average price of $24.80)	-	-	-	-	(1,801)	(1,801)	-
Treasury stock retirement	-	(80)	(1,839)	-	-	1,919	-
Common stock repurchased (17,000 shares at an
average price of $20.88)	-	(17)	(338)	-	-	-	(355)
Common stock cash dividends declared, $.56 per share	-	-	-	(1,881)	-	-	(1,881)

Balance at December 31, 2004	$-	$3,340	$22,037	$5,763	$189	$-	$31,329

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003	2002
Cash flows from operating activities
Net income	$4,907	$4,302	$3,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	392	457	504
Amortization	523	650	436
Net amortization on investment securities	800	979	44
Deferred income taxes	(129)	(125)	(113)
Provision for loan losses	348	444	453
Net gain on sale of mortgage loans, investment securities and
property and equipment	(651)	(788)	(332)
Net change in:
Loans held for sale	172	431	(160)
Deferred loan fees, net	(29)	26	10
Accrued income and other assets	(211)	(31)	(342)
Accrued expenses and other liabilities	527	389	328
Net cash provided by operating activities	6,649	6,734	4,673

Cash flows from investing activities
Net loans made to customers	(36,581)	(31,895)	(26,944)
Acquisition of premises and equipment and computer software	(1,033)	(295)	(420)
Purchase of investment securities available for sale	(56,511)	(79,253)	(111,316)
Proceeds from sales and maturities of investment securities
available for sale	65,658	70,691	113,902
Acquisition of life insurance policies	-	-	(535)
Proceeds from sale of other real estate owned	-	153	217
Net cash used by investing activities	(28,467)	(40,599)	(25,096)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	28,728	18,859	11,314
Net increase in certificates of deposit	12,206	1,132	8,234
Net (decrease) increase in securities sold under
agreements to repurchase	(3,876)	1,126	98
Net (decrease) increase in other borrowed funds	(9,553)	1,881	8,138
Long-term advances from the Federal Home Loan Bank	3,290	10,000	3,746
Payments on long-term advances	(5,597)	(679)	(4,842)
Dividends paid on common stock	(1,816)	(1,511)	(1,123)
Repurchase of common stock	(2,156)	(1,218)	(1,409)
Proceeds from stock issuance	66	754	690
Net cash provided by financing activities	21,292	30,344	24,846

Net (decrease) increase in cash and cash equivalents	(526)	(3,521)	4,423
Cash and cash equivalents, beginning of year	10,746	14,267	9,844
Cash and cash equivalents, end of year	$10,220	$10,746	$14,267

Supplemental disclosures of cash flow information
Cash paid for interest	$4,719	$4,717	$5,823
Transfers to other real estate owned	-	-	141
Income tax paid	2,668	1,999	1,914

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Presented in thousands, except number of shares and per share data)

1.    Summary of Significant Accounting Policies

The accounting and reporting policies conform with U.S. generally accepted accounting principles and to general practice within the banking industry. Merrill Merchants Bancshares, Inc. (the “Company”) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the “Bank”). The Company’s principal business activity is retail and commercial banking and trust and investment services which are provided through its eleven branch locations in eastern and central Maine. The Bank is under the supervision of the Board of Governors of the Federal Reserve System and the State of Maine Bureau of Financial Institutions, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law. The following is a description of the more significant accounting and reporting policies.

Estimates

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Merrill Merchants Bancshares, Inc. and its wholly-owned subsidiaries, Merrill Merchants Bank, a state-chartered bank, and Maine Acceptance Corporation (formerly a separate subsidiaries of the Company, was merged into the Bank effective March 29, 2002). All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires a company to disclose certain income statement and balance sheet information by operating segment. Since the Company’s operations include only its banking and financing activities, no additional disclosure standards are required by the Statement.

Investment Securities

Investment debt securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale, net of income taxes, are recognized as direct increases or decreases in shareholders' equity. Market values of securities are obtained from independent market sources. Cost of securities sold is recognized using the specific identification method.

Premiums are amortized and discounts are accreted using methods approximating the interest method.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Gains or losses on sales of loans are recognized at the time of sale and are based upon the difference between the selling price and the carrying amount of loans sold.

Other Real Estate Owned

Other real estate owned (OREO) includes real estate and repossessed personal property held for sale which have been acquired principally through foreclosure or a similar conveyance of title. Real estate may be considered to be in-substance foreclosed and included in OREO prior to the conveyance of title when specific criteria are met. Both foreclosed and in-substance foreclosed real estate, as well as repossessed personal property, are carried at the lower of their recorded amounts or fair value less estimated costs of disposal. Any write-downs at, or prior to, the dates of acquisition are charged to the allowance for loan losses. Subsequent write-downs are recorded in other expense. Expenses incurred in connection with holding such assets and gains and losses upon sale are included in other expense or other income.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Interest on loans is accrued and credited to income based on the principal amount outstanding.  The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due or the loan becomes past due 90 days or more unless the credit is well-secured and in process of collection. Upon such discontinuance, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  Loans 30 days or more past due are considered delinquent.

The Company’s provision for loan losses charged to operations is based upon management’s evaluation of the loan portfolio.  Loans deemed uncollectible are charged to the allowance.  The allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at each reporting date to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable.  The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, charge-off experience and other asset quality factors.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

Commercial real estate and commercial business loans are considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral.  Management takes into consideration impaired loans in determining the appropriate level of allowance for loan losses.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Loan Servicing

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on loan type, investor type, and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Properties and Equipment

Properties and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed on the straight-line method and by accelerated methods over the estimated useful lives of the assets.

Goodwill

Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with SFAS Nos. 142, “Goodwill and Other Intangible Assets,” and 147, “Acquisitions of Certain Financial Institutions.” Prior to 2002, goodwill was being amortized using the straight-line method over seven and fifteen years. In accordance with SFAS No. 142, goodwill will be reviewed for impairment on an annual basis and if certain conditions occur.

Loan Origination Fees and Costs

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Income Taxes

The Company records deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, letters of credit, unadvanced commitments under commercial and home equity lines of credit, credit cards, and overdraft protection accounts. Such financial instruments are recorded in the consolidated financial statements when funded.

Derivative Financial Instruments

The Company recognizes all derivatives in the statement of financial condition at fair value. On the date the derivative is entered into, the Company designates whether the derivative is part of a hedging relationship (cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the related forecasted transaction affects earnings. For fair value hedges that are fully effective, the gain or loss on the hedge would exactly offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer highly effective in offsetting changes in the hedged risk of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits with banks.

Earnings Per Share

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in 2004, 2003 and 2002. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment.” SFAS No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued.

SFAS No. 123(R) will be effective for the Company’s quarterly interim financial reporting period ending September 30, 2005. Management expects adoption of SFAS No. 123(R) will not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified in the currently presented financial statements.

2.     Cash and Cash Equivalents

The Federal Reserve Board requires the Bank to maintain a rolling average compensating balance of $400 in amounts on deposit. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk with respect to these accounts.

3.    Investment Securities Available for Sale

The amortized cost of investment securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2004 and 2003 follow:

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
Collateralized mortgage obligations	$43,553	$30	$(315)	$43,268
U.S. Government agencies and corporations	10,297	18	(34)	10,281
Mortgage-backed securities	3,982	38	(40)	3,980
U.S. Government and agency money market funds	480	-	-	480
Certificates of deposit	1,346	-	-	1,346
State and local government debt securities	2,311	-	-	2,311
Total debt securities	61,969	86	(389)	61,666
Equity securities	3,825	608	-	4,433
Total securities available for sale	$65,794	$694	$(389)	$66,099

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Collateralized mortgage obligations	$46,441	$113	$(301)	$46,253
U.S. Government agencies and corporations	12,351	125	(3)	12,473
Mortgage-backed securities	5,500	27	-	5,527
U.S. Government and agency money market funds	2,105	-	-	2,105
Certificates of deposit	2,957	-	-	2,957
State and local government debt securities	2,682	-	-	2,682
Total debt securities	72,036	265	(304)	71,997
Equity securities	3,550	593	-	4,143
Total securities available for sale	$75,586	$858	$(304)	$76,140

During 2004, 2003 and 2002, the Company sold investment securities available for sale for total proceeds of $41,002, $26,549 and $82,055, respectively. The sales resulted in gross realized gains of $155 for 2004, gross realized losses of $51 for 2003 and gross realized losses of $30 for 2002.

The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are allocated among the above maturity groupings based on their final maturity dates.

	Amortized	Fair
	Cost	Value

Due in one year or less	$3,847	$3,852
Due from one to five years	10,707	10,704
Due from five to ten years	21,643	21,525
Due after ten years	25,772	25,585
Total debt securities	$61,969	$61,666

Management reviews securities with unrealized losses for other than temporary impairment. As of December 31, 2004, there were 36 securities with unrealized losses held in the Company’s portfolio. These securities were temporarily impaired as a result of changes in interest rates reducing their fair market value. Eighteen securities have been temporarily impaired for 12 months or more. At the present time, there have been no material changes in the credit quality of these securities. Information regarding securities temporarily impaired is summarized below:

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

	Less than 1 year		More than 1 year		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Collateralized mortgage obligations	$12,852	$(105)	$21,033	$(210)	$33,885	$(315)
U.S. Government agencies and
corporations	5,024	(22)	997	(12)	6,021	(34)
Mortgage-backed securities	2,270	(40)	-	-	2,270	(40)
	$20,146	$(167)	$22,030	$(222)	$42,176	$(389)

4.   Derivative Financial Instruments

The Company has interest rate swap agreements with notional amounts of $10,000 at December 31, 2004. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related pronouncements, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements are recorded in other comprehensive income. As of December 31, 2004, the swaps represented a liability of $20, less tax of $7, which has been recorded as other comprehensive income in the consolidated statements of changes in shareholders’ equity.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap instruments to hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap.

On a quarterly basis, derivative instruments are reviewed as part of the asset/liability management process. Any derivatives are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. As of December 31, 2004, the Company had $10,000 (notional principal amount) in swap contracts in which the Company is hedging prime-based variable commercial loans to a fixed rate of 5.93%. The interest rate swap agreements mature in 2006.

5.    Loans Receivable

The components of loans receivable follow:

	2004	2003
Real estate:
Commercial real estate	$96,956	$80,212
Residential real estate	60,314	55,380
Construction	12,854	9,669
Home equity	34,139	28,496
Total real estate	204,263	173,757
Commercial	60,111	55,616
Consumer	18,715	17,269
Less deferred loan fees	(101)	(130)
Total	$282,988	$246,512

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The Bank’s lending activities are conducted principally in eastern and central Maine.  The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans.  The Bank grants loans for the construction of residential homes, multi-family properties and commercial real estate properties.  In addition, the Bank provides indirect auto and recreational vehicle lending, as well as other types of loans, including personal unsecured, recreational vehicle, automobile, mobile home, and home equity loans. Most loans granted by the Bank are either collateralized by real estate or guaranteed by federal and local governmental authorities.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

As of December 31, 2004 and 2003, non-accrual loans were $1,571 and $598, respectively. Interest foregone was $47, $24 and $36 for 2004, 2003 and 2002, respectively. Accruing loans which are 90 days past due or more totaled $4 and $8 at December 31, 2004 and 2003, respectively.

Impaired loans are commercial and commercial real estate loans which the Company believes will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. All commercial and commercial real estate impaired loans are non-accrual loans, but not all non-accrual loans are considered impaired loans.

The following table sets forth information on impaired loans:

	2004	2003	2002
Impaired loans
Valuation allowance required	$-	$222	$333
No valuation allowance required	5	77	-
Total impaired loans	$5	$299	$333
Average balance of impaired loans during the year	$256	$687	$272
Portion of allowance for loan losses allocated to the
impaired loan balance	1	60	33

Interest income recognized for cash payments on impaired loans during 2004, 2003 and 2002 was not material to the consolidated financial statements.

The Bank has entered into loan transactions with its directors, executive officers, significant shareholders of the Company and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transac-tions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Loans to related parties which in aggregate exceed $60 follows:

Commitments, as described in Note 13, to related parties which in aggregate exceed $60 totaled $1,254 and $1,579 at December 31, 2004 and 2003, respectively.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

6.    Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows:

	2004	2003	2002

Balance at beginning of year	$3,652	$3,295	$2,986
Add: Provision for loan losses	348	444	453
Recoveries of previous charge-offs	44	33	45
Less: Loans charged off	(178)	(120)	(189)
Balance at end of year	$3,866	$3,652	$3,295

7.    Mortgage Servicing

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as the Federal National Mortgage Association. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, the Company capitalizes the mortgage servicing rights at their fair value upon sale of the related loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2004	2003	2002

Balance of loans serviced for others	$122,125	$106,864	$95,095

Mortgage servicing rights
Balance at beginning of year	$792	$423	$340
Mortgage servicing rights capitalized	494	869	361
Amortization charged against mortgage servicing income	(355)	(476)	(278)
Valuation adjustment	7	(24)	-
Balance at end of year	$938	$792	$423

Valuation allowance
Balance at beginning of year	$(24)	$-	$-
Increase in impairment reserve	(15)	(38)	-
Reduction of impairment reserve	22	14	-
Balance at end of year	$(17)	$(24)	-

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition of the Company.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

8.    Properties and Equipment

A summary of properties and equipment follows:

	2004	2003

Land and land improvements	$559	$559
Bank premises	2,347	2,370
Construction in progress	687	-
Furniture and equipment	3,221	3,079
Leasehold improvements	400	400
Total cost	7,214	6,408
Less accumulated depreciation	3,364	3,073
Net properties and equipment	$3,850	$3,335

Depreciation expense amounted to $392, $457 and $504 in 2004, 2003 and 2002, respectively.

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters property at 201 Main Street. Construction is in progress to renovate the historic building, add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1,500 project is targeted for completion in September 2005.

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $348, $343 and $309 for 2004, 2003 and 2002, respectively. Future minimum rental commitments under non-cancelable leases at December 31, 2004 follow:

2005	$251
2006	230
2007	183
2008	125
2009	106
Thereafter	54
$949

9.    Employee Benefit Plans

The Company has established a defined contribution pension plan under Section 401(k) of the Internal Revenue Code. Plan participants, who consist of all employees meeting minimum age and service requirements who elect to participate, are permitted to contribute a percentage of their wages to the plan on a pre-tax basis. The Company matches a portion of each employee’s contribution, resulting in an expense of $134, $114 and $101 for 2004, 2003 and 2002, respectively.

The Company adopted a nonqualified supplemental executive retirement plan for the benefit of key employees. Life insurance policies were acquired to generate income to offset the cost of the plan. During 2002, additional life insurance policies acquired totaled $535. The amount of each annual benefit is indexed to the financial performance of each insurance policy owned by the Bank over the Bank’s cost of funds expense. The present value of these benefits is being expensed over the employment service period which amounted to $247, $187 and $127 for 2004, 2003 and 2002, respectively. The cash value of these policies was $3,854 and $3,729 at December 31, 2004 and 2003, respectively.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

10.    Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100 was $55,677 and $41,511 at December 31, 2004 and 2003, respectively. Certificates of deposit included brokered deposits in the amount of $39,114 and $25,942 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit follow:

2005	$45,097
2006	21,558
2007	26,299
2008	4,285
2009	4,568
Thereafter	3,416
$105,223

11.    Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank (FHLB), commercial bank line of credit advances, Treasury, tax and loan notes and securities sold under agreements to repurchase with municipal, nonprofit and commercial customers.

At December 31, 2004 and 2003, investment securities with amortized cost of $55,575 and $53,346 and fair value of $54,986 and $53,315, respectively, were pledged to secure public deposits, Treasury, tax and loan deposits, securities sold under agreements to repurchase and borrowings and for other purposes required or permitted by law.

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003	2002

Balance outstanding at end of year	$16,486	$20,362	$19,236
Average balance during the year	17,357	19,797	17,096
Maximum outstanding at any month-end during the year	20,317	23,570	19,248
Average interest rate during the year	0.80%	0.82%	1.40%
Average interest rate at end of the year	1.10%	0.66%	1.07%

Short- and long-term borrowings from the FHLB consist of fixed rate borrowings and are collateralized by all stock in the FHLB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and other qualified assets. The Company, through its banking subsidiaries, has an available line of credit with the FHLB of $3,509.

At December 31, 2004, the Company had a $5,000 commercial bank line of credit that expires in 2005. The floating rate note is based on the one month London Interbank Offer Rate (2.40% at December 31, 2004) plus 1.75%.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

A summary of the borrowings from the Federal Home Loan Bank follows:

December 31, 2004			December 31, 2003
Maturity Dates	Principal Amounts	Interest Rates	Maturity Dates	Principal Amounts	Interest Rates
2005	$2,594	0.00 - 7.34%	2004	$2,594	1.14 - 7.34%
2006	2,929	0.00 - 6.47%	2005	2,590	1.14 - 7.34%
2007	4,532	0.00 - 6.47%	2006	5,924	1.14 - 6.47%
2008	3,943	0.00 - 3.82%	2007	4,528	2.31 - 6.47%
2009	769	0.00 - 3.38%	2008	738	3.38%
Thereafter	903	0.00 - 3.38%	Thereafter	1,603	3.38%
	$15,670			$17,977

12.    Income Taxes

The current and deferred components of income tax expense follow:

	2004	2003	2002
Current
Federal	$2,530	$2,249	$1,974
State	80	72	62
	2,610	2,321	2,036
Deferred
Federal	(129)	(125)	(113)
	$2,481	$2,196	$1,923

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	2004	2003	2002
Computed federal tax expense	$2,512	$2,210	$1,961
State franchise tax, net of federal benefits	53	48	41
Benefit of tax-exempt income	(36)	(47)	(52)
Increase in cash surrender value of life insurance	(43)	(40)	(53)
Other, net	(5)	25	26
Recorded income tax expense	$2,481	$2,196	$1,923

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities follow:

	2004	2003
Deferred income tax assets
Allowance for loan losses	$1,107	$1,003
Accrued post-retirement benefits	382	302
Other	146	150
Total gross deferred income tax assets	1,635	1,455

Deferred income tax liabilities
Mortgage servicing rights	319	269
Depreciation and amortization	133	139
Unrealized gain on securities available for sale	104	188
Total gross deferred income tax liabilities	556	596

Net deferred income tax asset	$1,079	$859

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Management expects the Company will realize all deferred income tax benefits to offset the income tax liabilities arising from the reversal of taxable temporary differences and taxable income generated in future years. Accordingly, the Company has not established a valuation allowance for deferred income tax benefits.

13.    Financial Instruments With Off-Balance-Sheet Risk

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

The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2004, 2003 or 2002.

A summary of financial instruments with off-balance sheet risk at December 31, 2004 and 2003 follow:

	2004	2003
Commitments to extend credit	$12,676	$14,299
Letters of credit	1,417	1,496
Unadvanced commitments
Secured by real estate	23,983	22,134
Commercial lines of credit	23,759	26,114
Consumer lines of credit	5,069	4,619
Interest rate swaps (notional)	10,000	-

14.    Shareholders’ Equity

The Company distributed a 3% stock dividend in April of 2004, 2003 and 2002. Earnings per share for 2004, 2003 and 2002 have been restated to reflect these stock dividends.

In June 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. During 2004, the Company repurchased 89,592 shares at a total cost of $2,156. A total of 153,358 shares remain under this authorization at December 31, 2004.

A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued,” effectively eliminating a company’s ability to hold stock in treasury. In order to recognize the effect of the revision, the Company effectively retired its treasury stock and reclassified the June 30, 2004 shareholders' equity balances to reflect the changes as follows:

Decreased common stock	$80
Decreased capital surplus	1,839
Eliminated treasury stock	$1,919

In 2002, the preferred stock was converted into 229,433 shares of common stock and the mandatory convertible debentures were converted into 76,474 shares of common stock, increasing shareholders’ equity by $300.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

15.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for number of shares and per share data):

	2004	2003	2002
Basic earnings per share
Net income, as reported	$4,907	$4,302	$3,845
Preferred stock dividends declared	-	-	(32)
Income available to common shareholders	$4,907	$4,302	$3,813

Weighted-average shares outstanding	3,371,147	3,404,872	3,079,525
Basic earnings per share	$1.46	$1.26	$1.24

Diluted earnings per share
Net income, as reported	$4,907	$4,302	$3,845
Interest on mandatory convertible debentures, net of tax	-	-	9
Income available to common shareholders	$4,907	$4,302	$3,854

Weighted-average shares outstanding	3,371,147	3,404,872	3,079,525
Effect of stock options, net of assumed stock purchases	28,559	21,025	149,590
Effect of convertible preferred stock	-	-	182,185
Effect of mandatory convertible debentures	-	-	65,175
Adjusted weighted-average shares outstanding	3,399,706	3,425,897	3,476,475
Diluted earnings per share	$1.44	$1.26	$1.11

Options to purchase 44,663 shares of common stock at $14.89 were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

16.    Other Expense

The following table presents other non-interest expense during the periods indicated.

	2004	2003	2002

Advertising and promotion	$578	$607	$346
Professional fees	375	397	459
Printing, postage, stationery and supplies	328	290	266
Loan expense	112	266	104
ATM expense	218	202	159
Telephone	153	150	182
Travel, meetings, seminars and employee education	137	145	131
Trust expense	138	136	137
Merchant processing expense (credit)	(7)	41	388
Other	550	523	482
Total	$2,582	$2,757	$2,654

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

17.    Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2004 that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

The following table summarizes the Company’s and Bank’s actual and minimum capital amounts and ratios at December 31, 2004 and 2003. No deduction was made from capital for interest-rate risk in 2004 and 2003.

					To be well
			For capital		capitalized under
			adequacy		prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$33,867	13.09%	$20,706	8.00%	N/A
Bank	32,447	12.60	20,597	8.00	$25,746	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	30,624	11.83	10,353	4.00	N/A
Bank	29,221	11.35	10,298	4.00	15,447	6.00
Tier 1 capital ratio (to average assets)
Consolidated	30,624	8.26	14,824	4.00	N/A
Bank	29,221	7.91	11,079	3.00	18,465	5.00
As of December 31, 2003
Total capital (to risk-weighted assets)
Consolidated	$32,584	14.10%	$18,486	8.00%	N/A
Bank	28,991	12.65	18,332	8.00	$22,915	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	29,686	12.85	9,243	4.00	N/A
Bank	26,117	11.40	9,166	4.00	13,749	6.00
Tier 1 capital ratio (to average assets)
Consolidated	29,686	8.83	13,451	4.00	N/A
Bank	26,117	7.86	9,971	3.00	16,619	5.00

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

18.    Stock Options

Under the Employee and Director Stock Option Plan, the incentive stock option plan for officers and employees and the nonstatutory stock option plan for directors provide for the issuance of up to 763,314 shares of common stock.  The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the book value of common stock, on the date such option is granted.  Options granted through 1997 were subject to an initial vesting period which ended on December 31, 1997, after which options become exercisable until May 26, 2003.  Options granted after 1997 were granted subject to an initial vesting period of one, two or three years, after which options become exercisable until ten years from the grant date.

The Company accounts for these options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s 2004, 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2004	2003	2002

Net income, as reported	$4,907	$4,302	$3,845
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of deferred income taxes	(23)	(28)	(16)
Proforma net income	$4,884	$4,274	$3,829

Earnings per share:
Basic - as reported	$1.46	$1.26	$1.24
Basic - proforma	$1.45	$1.26	$1.24

Diluted - as reported	$1.44	$1.26	$1.11
Diluted - proforma	$1.44	$1.25	$1.10

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants; in 2003 dividend yield of 2.93%, expected volatility of 19%, risk-free interest rate of 4.4%, and expected lives of three years; in 2002 dividend yield of 2.56%, expected volatility of 20%, risk-free interest rate of 4.4%, and expected lives of three years in 2002.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

A summary of the status of the stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below.

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	75,107	$12.60	279,333	$7.32	384,682	$5.44
Granted	-	-	3,000	15.50	50,000	15.53
Exercised	(7,277)	9.86	(186,142)	5.01	(153,424)	4.81
Forfeited	(9,859)	15.08	(26,654)	7.92	(11,886)	7.35
Additional shares for which
options are exercisable due to
stock dividends	2,115	-	5,570	-	9,961	-
Outstanding at end of year	60,086	$12.13	75,107	$12.60	279,333	$7.32

Options exercisable at year end	29,441	$9.29	30,028	$8.93	222,298	$5.40

Weighted-average fair value of
options granted during the year		$-		$2.13		$2.27

The following information applies to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Wtd. Avg.
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$ 7.77 - $ 9.61	25,093	5.3	$8.67	25,093	$8.67
$12.89 - $14.89	34,993	7.9	14.62	4,348	12.89

19.    Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents. The fair value of cash and due from banks and interest-bearing deposits with banks approximates their relative book values at December 31, 2004 and 2003, as these financial instruments have short maturities.

Investment Securities. The fair values of investment securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Loans Held for Sale. The fair values of loans held for sale are based on quoted market prices from the Federal National Mortgage Association.

Loans Receivable. Fair values are estimated for portfolios of loans receivable with similar financial characteristics. The fair values approximate carrying value for all loans with variable interest rates.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

The fair values of fixed rate loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the risk inherent in the loan. The estimates of maturity are based on the Bank’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions, and the effects of estimated prepayments.

Management has made estimates of fair value using discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in the actual sale.

Cash Surrender Value of Life Insurance. The fair value is based on the actual cash surrender value of life insurance policies.

Accrued Interest Receivable. The fair value approximates the carrying value as this financial instrument has a short maturity. It is the Bank’s policy to stop accruing interest on loans for which it is probable that the interest is not collectible. Therefore, the fair value of this financial instrument has been adjusted to reflect credit risk.

Capitalized Mortgage Servicing Rights. The fair value of mortgage servicing rights is based on the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions.

Deposits. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposits compared to the cost of borrowing funds in the market. If that value were considered, the fair value of the Bank’s net assets could increase.

Borrowed Funds. The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for borrowings of similar remaining maturities.

Accrued Interest Payable. The fair value approximates the book value as this financial instrument has a short maturity.

Off-Balance Sheet Instruments.  The Company’s off-balance sheet instruments consist of loan commitments and derivative financial instruments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant. The fair values of interest rate swap contracts are based on quoted market prices.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include property and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

A summary of the estimated fair values for the Company’s significant financial instruments at December 31, 2004 and 2003 follows:

	2004		2003
		Estimate		Estimate
	Carrying	of Fair	Carrying	of Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$10,220	$10,220	$10,746	$10,746
Investment securities	66,099	66,099	76,140	76,140
Loans held for sale	617	619	789	809
Loans receivable, net	279,122	279,002	242,860	243,444
Cash surrender value of life insurance	3,854	3,854	3,729	3,729
Accrued interest receivable	1,239	1,239	1,172	1,172
Capitalized mortgage servicing rights	938	1,190	792	994

Financial Liabilities
Deposits (with no stated maturity)	194,559	194,559	165,831	165,831
Certificates of deposit	105,223	105,558	93,017	94,498
Accrued interest payable	637	637	421	421
Borrowed funds	33,524	33,493	49,260	49,819
Interest rate swaps	21	21	-	-

20.    Parent Company Financial Information

Condensed financial information for Merrill Merchants Bancshares, Inc. exclusive of its subsidiaries follows:

Balance Sheet

	December 31,
	2004	2003
Assets
Cash	$12	$8
Investment securities at fair value	2,420	4,227
Investment in subsidiaries	29,524	26,593
Other assets	1	232
Total assets	$31,957	$31,060
Liabilities and shareholders’ equity
Dividend payable and accrued expenses	$545	$468
Other liabilities	83	39
Shareholders’ equity	31,329	30,553
Total liabilities and shareholders’ equity	$31,957	$31,060

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

Statements of Income

	Years Ended December 31,
	2004	2003	2002
Operating income:
Dividends from bank subsidiary	$1,755	$-	$900
Interest income on loan from subsidiary	-	-	64
Interest and dividend income on investments	28	90	164
Net gains (losses) on sales of securities	155	(51)	(30)
Total income	1,938	39	1,098
Operating expenses:
Interest on borrowed funds	1	-	14
Operating expenses	132	97	114
Total operating expenses	133	97	128
Income (loss) before income tax expense (benefit) and equity in
undistributed net income of subsidiaries	1,805	(58)	970
Income tax expense (benefit)	17	(29)	30
Income (loss) before equity in undistributed net income of
subsidiaries	1,788	(29)	940
Equity in undistributed net income of subsidiaries	3,119	4,331	2,905
Net income	$4,907	$4,302	$3,845

Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$4,907	$4,302	$3,845
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed net income from subsidiaries	(3,119)	(4,331)	(2,905)
Net gain (loss) on sale of investment securities	(155)	51	30
(Increase) decrease in other assets	231	(12)	(64)
Increase (decrease) in other liabilities	69	91	17
Net cash provided by operating activities	1,933	101	923
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	3,802	6,248	8,953
Purchase of investment securities	(1,825)	(4,370)	(13,654)
Net repayment from subsidiaries	-	-	5,569
Net cash provided by investing activities	1,977	1,878	868
Cash flows from financing activities:
Proceeds from issuance of common stock	66	754	690
Dividends paid	(1,816)	(1,511)	(1,123)
Repurchase of common stock	(2,156)	(1,218)	(1,409)
Net cash used by financing activities	(3,906)	(1,975)	(1,842)
Net increase (decrease) in cash	4	4	(51)
Cash, beginning of year	8	4	55
Cash, end of year	$12	$8	$4

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Continued)

21.    Selected Quarterly Data (unaudited)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$4,957	$4,782	$4,563	$4,406	$4,400	$4,181	$4,261	$4,371
Interest expense	1,341	1,261	1,176	1,157	1,136	1,156	1,201	1,241
Net interest income	3,616	3,521	3,387	3,249	3,264	3,025	3,060	3,130
Provision for loan losses	92	88	84	84	111	111	111	111
Net interest income after
provision for loan losses	3,524	3,433	3,303	3,165	3,153	2,914	2,949	3,019
Non-interest income	1,224	1,168	1,304	1,154	1,323	1,371	1,335	1,203
Net gain (loss) on securities	90	-	-	65	-	-	(41)	(10)
Non-interest expense	2,833	2,719	2,815	2,675	2,727	2,654	2,671	2,666
Income before income taxes	2,005	1,882	1,792	1,709	1,749	1,631	1,572	1,546
Income tax expense	649	648	598	586	606	529	534	527
Net income	$1,356	$1,234	$1,194	$1,123	$1,143	$1,102	$1,038	$1,019
Basic earnings per share	$0.41	$0.37	$0.35	$0.33	$0.33	$0.32	$0.30	$0.30
Diluted earnings per share	$0.40	$0.37	$0.35	$0.33	$0.33	$0.32	$0.30	$0.30

22.    Subsequent Event

The Bank sold its credit card portfolio on February 25, 2005. The outstanding balance totaled $757 and a gain of approximately $106 will be reflected in the first quarter 2005 financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Merrill Merchants Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merrill Merchants Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/Berry, Dunn, McNeil & Parker

BERRY DUNN MCNEIL & PARKER
Bangor, Maine
February 22, 2005

 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information included in the Proxy Statement under the captions “Voting Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors of Merrill Merchants Bancshares, Inc.,” “Board of Directors and Its Committees - Audit Committee,” and “Remuneration of Directors and Officers - Executive Officers” is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all employees, officers and directors of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company. The Code of Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Company filed the Code of Ethics with the SEC as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

Copies of the Code of Ethics are available free of charge upon written request to Deborah A. Jordan, Secretary, Merrill Merchants Bancshares, Inc., 201 Main Street, Bangor, ME 04402-0925.

ITEM 11.    EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the captions “Remuneration of Directors and Officers,” “Compensation of Executive Officers and Transactions with Management,” and “Performance Graph” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. Information included in the Proxy Statement under the caption “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth the aggregate information for the Company’s equity compensation plans in effect at December 31, 2004.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	60,086	$12.13	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	60,086	$12.13	0

(1)
Consists of options outstanding that were granted under the 1993 Plan prior to its expiration on April 26, 2003. The number of shares issued upon the exercise of outstanding options is subject to adjustment for any recapitalization of common stock, such as a stock dividend, stock split or reverse split of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included in the Proxy Statement under the caption “Compensation of Executive Officers and Transactions with Management - Interests in Certain Transactions” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition-December 31, 2004 and 2003;
Consolidated Statements of Income-Years Ended December 31, 2004, 2003 and 2002;
Consolidated Statements of Changes in Shareholders’ Equity-Years Ended December 31, 2004, 2003 and 2002;
Consolidated Statements of Cash Flows-Years Ended December 31, 2004, 2003 and 2002; and
Notes to Consolidated Financial Statements

(b)	Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc.*
3.2	By-laws of Merrill Merchants Bancshares, Inc.*
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company.*
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company.*
10.3	Employment Agreement with William C. Bullock, Jr. **
10.4	Financial Services Agreement with Financial Institutions Service Corporation.*
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement.*
10.7	Form of Executive Supplemental Retirement Plan.*
10.8	Form of Mandatory Convertible Debentures.*
10.9	Correspondent Trust Services Agreement with Northern Trust Company.*
10.10	Stock Option Plan, as amended.*
10.11	Form of Stock Option Agreement.*
10.12	1998 Directors’ Deferred Compensation Plan.*
10.13	Employment Agreement between the Company and Edwin N. Clift.***
10.14	Employment Agreement between the Company and William P. Lucy.***
10.15	Employment Agreement between the Company and Deborah A. Jordan.***
13	Annual Report to Shareholders for the Year Ended December 31, 2004.
14	Code of Ethics.***
21	Subsidiaries of the Registrant.
23	Consent of Berry, Dunn, McNeil & Parker.
31.1	Rule 13a-14(a) / 15d-14(a) Certifications.
32.1	Section 1350 Certifications.
___________
*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.
**	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2001.
***	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

By:	/s/ Edwin N. Clift	March 10, 2005
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin N. Clift	Director, Chairman and Chief Executive	March 10, 2005
Edwin N. Clift	Officer (Principal executive officer)

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	March 10, 2005
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Director	March 10, 2005
William C. Bullock, Jr.

/s/ Joseph H. Cyr	Director	March 10, 2005
Joseph H. Cyr

/s/ Perry B. Hansen	Director	March 10, 2005
Perry B. Hansen

/s/ Robert E. Knowles	Director	March 10, 2005
Robert E. Knowles

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	March 10, 2005
Frederick A. Oldenburg, Jr., M.D.

/s/ Lloyd D. Robinson	Director	March 10, 2005
Lloyd D. Robinson

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	March 10, 2005
Dennis L. Shubert, M.D., Ph.D.

/s/ Susan B. Singer	Director	March 10, 2005
Susan B. Singer

58