Form 10-Q
period 2005-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2005-05-13
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding for the issuer's classes of common stock as of April 30, 2005 is 3,440,346.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
May 10, 2005

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2005	2004
(in thousands, except number of shares and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$10,304	$10,092
Interest-bearing deposits with banks	112	128
Total cash and cash equivalents	10,416	10,220
Investment securities - available for sale	68,978	66,099
Loans held for sale	1,071	617
Loans receivable	284,706	282,988
Less allowance for loan losses	3,954	3,866
Net loans receivable	280,752	279,122
Properties and equipment, net	4,131	3,850
Cash surrender value of life insurance	3,897	3,854
Deferred income tax benefit	1,319	1,079
Accrued income and other assets	3,901	3,849
Total assets	$374,465	$368,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$47,448	$51,945
Savings and NOW deposits	142,927	142,614
Certificates of deposit	104,071	105,223
Total deposits	294,446	299,782
Securities sold under agreements to repurchase (term and demand)	18,438	16,486
Other borrowed funds	25,491	17,038
Accrued expenses and other liabilities	4,374	4,055
Total liabilities	342,749	337,361
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,440,346 shares in 2005 and issued and outstanding 3,340,310 shares in 2004	3,440	3,340
Capital surplus	24,288	22,037
Retained earnings	4,149	5,763
Accumulated other comprehensive (loss) income
Unrealized gain (loss) on securities available for sale, net of tax	(99)	203
Net unrealized depreciation on derivative instruments marked to market, net of tax	(62)	(14)
Total shareholders’ equity	31,716	31,329
Total liabilities and shareholders’ equity	$374,465	$368,690

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except number of shares and per share data)	2005	2004

Interest and dividend income
Interest and fees on loans	$4,532	$3,884
Interest on investment securities	490	497
Dividends on investment securities	32	25
Interest on federal funds sold	5	-
Total interest and dividend income	5,059	4,406
Interest expense
Interest on deposits	1,167	911
Interest on borrowed funds	270	246
Total interest expense	1,437	1,157
Net interest income	3,622	3,249
Provision for loan losses	94	84
Net interest income after provision for loan losses	3,528	3,165
Non-interest income
Service charges on deposit accounts	338	325
Other service charges and fees	199	176
Trust fees	377	319
Net gain on sale of assets	239	240
Net gain on investment securities	19	65
Other	136	94
Total non-interest income	1,308	1,219
Non-interest expense
Salaries and employee benefits	1,668	1,511
Occupancy expense	264	226
Equipment expense	157	155
Data processing	163	159
Other	678	624
Total non-interest expense	2,930	2,675
Income before income taxes	1,906	1,709
Income tax expense	649	586
Net income	$1,257	$1,123

Per share data
Basic earnings per common share	$.37	$.32
Diluted earnings per common share	$.36	$.32

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

(In Thousands, Except Number of Shares and Per Share Data)

				Unrealized	Net
				Gain (Loss)	Unrealized		Total
				On Securities	Depreciation		Share-
	Common	Capital	Retained	Available	on Derivative	Treasury	holders’
	Stock	Surplus	Earnings	for Sale	Instruments	Stock	Equity

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$-	$(215)	$30,553
Net income	-	-	1,123	-	-	-	1,123
Change in unrealized gain on securities available for sale, net of deferred taxes of $11	-	-	-	91	-	-	91
Total comprehensive income	-	-	1,123	91	-	-	1,214
Treasury stock purchased (26,392 shares at an average price of $24.67)	-	-	-	-	-	(651)	(651)
Common stock options exercised, 2,609 shares	-	-	(16)	-	-	44	28
3% common stock dividend declared	100	2,423	(2,527)	-	-	-	(4)
Common stock cash dividend declared, $0.13 per share	-	-	(442)	-	-	-	(442)

Balance at March 31, 2004	$3,435	$24,185	$3,443	$457	$-	$(822)	$30,698

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$-	$31,329
Net income	-	-	1,257	-	-	-	1,257
Unrealized loss on derivative instruments, net of deferred taxes of ($26)	-	-	-	-	(48)	-	(48)
Change in unrealized gain on securities available for sale, net of deferred taxes of ($154)	-	-	-	(302)	-	-	(302)
Total comprehensive income	-	-	1,257	(302)	(48)	-	907
3% common stock dividend declared	100	2,251	(2,355)	-	-	-	(4)
Common stock cash dividend declared, $0.15 per share	-	-	(516)	-	-	-	(516)

Balance at March 31, 2005	$3,440	$24,288	$4,149	$(99)	$(62)	$-	$31,716

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities
Net income	$1,257	$1,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	87	93
Amortization	124	135
Net amortization on investment securities	141	363
Deferred income taxes	(60)	(25)
Provision for loan losses	94	84
Net gain on sale of loans, investment securities and property and equipment	(197)	(201)
Net change in:
Loans held for sale	(454)	87
Deferred loan fees, net	(8)	22
Accrued income and other assets	(130)	(254)
Accrued expenses and other liabilities	319	177
Net cash provided by operating activities	1,173	1,604

Cash flows from investing activities
Net loans made to customers	(1,716)	(12,377)
Acquisition of premises and equipment and computer software	(368)	(113)
Purchase of investment securities available for sale	(10,104)	(9,156)
Proceeds from sales and maturities of investment securities available for sale	6,647	13,982
Net cash used by investing activities	(5,441)	(7,664)

Cash flows from financing activities
Net (decrease) increase in demand, savings and NOW deposits	(4,184)	2,558
Net (decrease) increase in certificates of deposit	(1,152)	11,113
Net increase (decrease) in securities sold under agreement to repurchase	1,952	(1,633)
Net increase (decrease) in other borrowed funds	1,750	(7,487)
Long-term advances from the Federal Home Loan Bank	7,000	2,090
Payments on long-term advances	(297)	(230)
Dividends paid on common stock	(505)	(446)
Purchase of treasury stock	-	(651)
Proceeds from stock issuance	-	28
Net cash provided by financing activities	4,564	5,342
Net increase (decrease) in cash and cash equivalents	196	(718)
Cash and cash equivalents, beginning of period	10,220	10,746
Cash and cash equivalents, end of period	$10,416	$10,028
Supplemental disclosures of cash flow information
Cash paid for interest	$1,636	$1,173
Income tax paid	64	152

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the 2005 period is not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004

(in thousands, except for number of shares and per-share data)

Net income, as reported	$1,257	$1,123

Weighted-average shares outstanding	3,440,346	3,511,057
Effect of dilutive stock options	30,008	37,274

Adjusted weighted-average shares outstanding	3,470,354	3,548,331

Basic earnings per share	$0.37	$0.32
Diluted earnings per share	$0.36	$0.32

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2005 and 2004. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) - Share-Based Payment, which replaces SFAS No. 123 - Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 - Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at March 31, 2005. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the statement of financial condition with the offset recorded in the statement of changes in shareholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, other filings with the SEC, and in other communications by Merrill Merchants Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Merrill Merchants Bank (the “Bank”), which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. In preparing these disclosures, management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the facts which affect the Company's business.

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

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. When the book value exceeds its fair value, an impairment allowance is recognized so that mortgage servicing rights are carried at the lower of amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. On a quarterly basis, an independent third party determines the valuation of the Company’s mortgage servicing rights asset.

EXECUTIVE OVERVIEW

Net income increased 12% for the first quarter ended March 31, 2005 compared to the first quarter last year, an increase of $134,000. The following were significant factors related to the results to the first quarter of 2005 compared to the first quarter of 2004.

▪	Net interest income increased $373,000 or 11%. The increase was driven by an increase in average earning assets of 7% combined with an increase in the net interest margin of 20 basis points to 4.13%.
▪	Non-interest income increased $89,000 or 7%.
▪	Non-interest expense increased $255,000 or 10%.
▪
Comparing March 31, 2005 and 2004, loans grew $25.8 million or 10%. Real estate lending was strong with construction balances increasing 34%, home equity balances growing 15% and residential mortgages up 8%. The commercial and commercial real estate portfolio grew at a rate of 9% and consumer loans increased 4% from a year ago.

▪
Comparing March 31, 2005 and 2004, total deposits grew $21.9 million or 8%. Checking account balances increased $8.7 million or 11%, money market balances increased 27% and savings accounts grew 4%. Certificate of deposit (CD) balances remained constant between periods as the Company continues to focus on core deposits rather than interest rate sensitive CDs.

RESULTS OF OPERATIONS

The Company reported net income of $1.3 million, or $.36 per diluted share, for the first three months of 2005. This is an increase of $134,000, or 12%, compared to net income of $1.1 million, or $0.32 per diluted share, for the comparable period of 2004.

The annualized return on average shareholders’ equity increased to 16.13% for the first quarter of 2005 from 14.76% in 2004 and the annualized return on average assets for the first three months of 2005 and 2004 was 1.38% and 1.31%, respectively.

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

Net interest income totaled $3.6 million for the first quarter of 2005, an increase of $373,000 or 11% over the same period in 2004. The increase was driven by growth in average earning assets of $22.7 million combined with an increase in the Company’s net interest margin to 4.13% for the first quarter of 2005 compared to 3.93% for the same period last year.

Starting in June 2004, the Board of Governors of the Federal Reserve System began increasing short-term interest rates. Over the past nine-months, the Federal Funds targeted rate was increased seven times from 1.00% to 2.75% at March 31, 2005. These increases have resulted in an increase in the yield on average earning assets for the first quarter of 2005 to 5.80% compared to 5.35% for the same period last year and the average interest rate incurred on interest-bearing liabilities increased to 2.05% from 1.76% when comparing the first quarter of 2005 and 2004, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $94,000 for the three months ended March 31, 2005, as compared to $84,000 for the same period in 2004. The slight increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio, the overall credit quality of the portfolio and the Company’s historical loan loss trends.

In originating loans, the Company recognizes that it will experience loan losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of collateralized loans, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an appropriate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

Provisions result from management’s continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market. Management believes that based on information currently available, the allowance for loan losses is adequate and overall credit quality remains strong.

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $---4.0 million at March 31, 2005 (1.39% of total loans), an increase of $88,000 since year-end.

NON-INTEREST INCOME

Non-interest income was $1.3 million for the three months ended March 31, 2005 compared to $1.2 million for the same period in 2004. The increase in non-interest income of $89,000 or 7% was due to a $106,000 gain on the sale of our credit card portfolio, increases in trust fees of $58,000, an increase in other service charges and fees of $23,000 and an increase in other fees of $42,000. Mortgage sale gains declined by $107,000 as residential loan volume is significantly lower this year due to higher interest rates and investment security gains decreased $46,000 from a year ago.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.9 million for the first quarter of 2005 compared to $2.7 million for the same period last year. The increase in non-interest expense of $255,000, or 10%, was due to increases in personnel costs of 10%, occupancy costs of 17% and other expenses of 9%. Personnel costs increased $157,000 due to normal salary increases and additional staffing required as a result of asset growth, occupancy cost increased $38,000 due to maintenance and repair expenditures and other expenses increased $54,000 due to an increase in professional fees.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 58.9% for the first quarter of 2005 compared to 60.8% for the same period in 2004.

FINANCIAL CONDITION

Total assets increased $5.8 million or 2% to $374.5 million during the first three months of 2005. Since December 31, 2004, the loan portfolio increased $1.6 million or 1%. Small business loans increased 6% from year-end while residential and home equity balances both grew 2%. Commercial real estate balances declined 2% and construction loans decreased 5%. The investment portfolio increased $2.9 million or 4% since year-end. Asset growth was funded by an increase in borrowed funds.

Total deposits decreased 2% to $294.4 million for the first three months of 2005. Since December 31, 2004, checking accounts declined $5.6 million or 6% which remains consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter. Since year-end, savings accounts increased 4%, money market and certificate of deposit balances have remained constant and brokered deposit accounts declined 4%. Borrowed funds increased by $10.4 million to $43.9 million at March 31, 2005 primarily due to long-term advances from the FHLB of $7 million.

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

The Company’s total shareholders’ equity was $31.7 million or 8.5% of total assets at March 31, 2005, compared with $31.3 million or 8.5% of total assets at December 31, 2004.  The net increase of $387,000 in the first quarter of 2005 was attributable to net income of $1.3 million less cash dividends of $520,000 and changes in unrealized losses on investment securities and derivative instruments of $350,000. In the first quarter of 2005, the Company declared a cash dividend of $.15 per share on the Company’s common stock. This was an increase of 19% over last year’s first quarter dividend. In addition, the Company declared a 3% stock dividend in March 2005 representing the tenth consecutive year the Company has paid a stock dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk based capital ratios for Tier 1 and Tier 2 capital at March 31, 2005, of 11.51% and 12.76%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2004 were 11.83% and 13.09%, respectively.
On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of March 31, 2005, 16,637 shares had been repurchased under the program. The repurchases will be made from time to time at the discretion of Company management. No repurchases were made during the quarter ended March 31, 2005.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At March 31, 2005, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,205	$1,204	$1	$-	$-
Other Commitments to Extend Credit	71,553	49,531	3,779	854	17,389
Total	$72,758	$50,735	$3,780	$854	$17,389

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At March 31, 2005, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$1,144	$310	$658	$173	$3
Federal Home Loan Bank Debt	22,373	2,545	13,346	6,482	-
Total	$23,517	$2,855	$14,004	$6,655	$3

In July 2004, the Bank acquired an historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters property at 201 Main Street. The Bank intends to add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1.5 million project is targeted for completion in 2005.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2005, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Fixed Payments from Counterparty	$593	$133	$-	$-
Payments based on Prime Rate	575	129	-	-
Net Cash Flow	$18	$4	$-	$-

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 5.93% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is 5.75% at March 31, 2005. The cash flow will remain positive for the Company as long as the prime rate remains below 5.93%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. If the prime rate increases the Company will experience a reduction of cash flow from this derivative instrument that will be offset by an increase in cash flow for the variable prime rate loans.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 100 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2005.

Estimated
Rate Change	Change in NII
+200bp	1.59%
-100bp	(2.13)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of March 31, 2005, the Company had a notional principal of $10 million in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4-Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company’s Chairman, Chief Executive Officer and Principal Executive Officer and Executive Vice President, Treasurer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1    Legal Proceedings

   None

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	None

Item 3    Defaults Upon Senior Securities

   None

Item 4    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 27, 2005. The proposals submitted to the shareholders and the tabulation of votes were as follows:

1. Election of four candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld	Broker Non-votes
Perry B. Hansen	2,420,051	115	-
Frederick A. Oldenburg, Jr., M.D.	2,418,947	1,219	-
Dennis L. Shubert, M.D., Ph.D.	2,418,947	1,219	-
William P. Lucy	2,420,051	115	-

2. Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent registered public accountants for the fiscal year ending December 31, 2005.

The number of votes cast with respect to this matter is as follows:

For	Against	Abstain	Broker Non-votes
2,384,646	35,398	122	-

Item 5    Other Information

On April 27, 2005, the Board of Directors of the Company adopted the Directors’ Deferred Compensation Plan of Merrill Merchants Bancshares, Inc. (the “Plan”). Under the Plan, the Company provides non-employee directors with the opportunity to defer compensation. The Plan continues the deferral opportunity that the Company previously offered under 1998 Directors’ Deferred Compensation Plan (the “1998 Plan”). In connection with new requirements imposed on deferred compensation plans by the American Jobs Creation Act of 2004 (“AJCA”), the Company froze the 1998 Plan to new deferrals and adopted the Plan, which is intended to comply with the AJCA. The amount of compensation to be deferred by each participating non-employee director will be based on elections by each participant. Deferred compensation will be credited to participants’ account balances under the Plan. Account balances of participants will be credited with earnings, losses, appreciation or depreciation based on the performance of investment benchmarks. Participants will be eligible to receive distributions of the amounts credited to their account balances at a time or times established under the rules of the Plan on a basis consistent with applicable tax law principles. A copy of the Plan is attached as Exhibit 10.16 to this Quarterly Report on Form 10-Q.

Item 6    Exhibits

Exhibits
3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc.*
3.2	By-laws of Merrill Merchants Bancshares, Inc.*
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc.*
10.16	2005 Directors’ Deferred Compensation Plan
31	Rule 13a - 14(a) / 15d - 14(a) Certifications
32	Section 1350 Certifications

* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-56197), and any amendments thereto filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: May 12, 2005	By:	/s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)