Form 10-Q
period 2005-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2005-08-09
CIK 913072

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission File Number:  0-24715

MERRILL MERCHANTS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

MAINE	01-0471507
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding for the issuer’s classes of common stock as of July 31, 2005 is 3,435,071.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of June 30, 2005, and for the three- and six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
August 4, 2005

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30,	December 31,
(in thousands, except number of shares and per share data)	2005	2004
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$10,795	$10,092
Federal funds sold	5,400	—
Interest-bearing deposits with banks	103	128
Total cash and cash equivalents	16,298	10,220
Investment securities – available for sale	64,842	66,099
Loans held for sale	995	617
Loans receivable	300,744	282,988
Less allowance for loan losses	4,033	3,866
Net loans receivable	296,711	279,122
Properties and equipment, net	4,400	3,850
Cash surrender value of life insurance	3,940	3,854
Deferred income tax benefit	1,320	1,079
Accrued income and other assets	4,084	3,849
Total assets	$392,590	$368,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$54,004	$51,945
Savings and NOW deposits	150,860	142,614
Certificates of deposit	109,848	105,223
Total deposits	314,712	299,782
Securities sold under agreements to repurchase (term and demand)	16,819	16,486
Other borrowed funds	24,352	17,038
Accrued expenses and other liabilities	4,150	4,055
Total liabilities	360,033	337,361
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,435,071 shares in 2005 and 3,340,310 shares in 2004	3,435	3,340
Capital surplus	24,176	22,037
Retained earnings	4,965	5,763
Accumulated other comprehensive (loss) income
Unrealized gain on securities available for sale, net of tax	30	203
Net unrealized depreciation on derivative instruments marked to market, net of tax	(49)	(14)
Total shareholders’ equity	32,557	31,329
Total liabilities and shareholders’ equity	$392,590	$368,690

See report of independent registered public accounting firm.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share data)	2005	2004	2005	2004

Interest and dividend income
Interest and fees on loans	$4,928	$4,038	$9,460	$7,922
Interest on investment securities	521	500	1,011	997
Dividends on investment securities	33	25	65	50
Interest on federal funds sold	21	—	26	—
Total interest and dividend income	5,503	4,563	10,562	8,969
Interest expense
Interest on deposits	1,315	949	2,482	1,860
Interest on borrowed funds	320	227	590	473
Total interest expense	1,635	1,176	3,072	2,333
Net interest income	3,868	3,387	7,490	6,636
Provision for loan losses	100	84	194	168
Net interest income after provision for loan losses	3,768	3,303	7,296	6,468
Non-interest income
Service charges on deposit accounts	367	373	705	698
Other service charges and fees	207	194	406	370
Trust fees	402	369	779	688
Net gain on sale of loans and properties and equipment	170	272	409	512
Net gain on investment securities	—	—	19	65
Other	141	96	277	190
Total non-interest income	1,287	1,304	2,595	2,523
Non-interest expense
Salaries and employee benefits	1,686	1,626	3,354	3,137
Occupancy expense	234	209	498	435
Equipment expense	163	145	320	300
Data processing	153	177	316	336
Other	762	658	1,440	1,282
Total non-interest expense	2,998	2,815	5,928	5,490
Income before income taxes	2,057	1,792	3,963	3,501
Income tax expense	692	598	1,341	1,184
Net income	$1,365	$1,194	$2,622	$2,317

Per share data
Basic earnings per common share	$.40	$.34	$.76	$.66
Diluted earnings per common share	$.39	$.34	$.76	$.66

See report of independent registered public accounting firm.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

(In Thousands, Except Number of Shares and Per Share Data)

				Unrealized	Net
				Gain (Loss)	Unrealized		Total
				On Securities	Depreciation		Share-
	Common	Capital	Retained	Available	on Derivative	Treasury	holders’
	Stock	Surplus	Earnings	for Sale	Instruments	Stock	Equity

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$—	$(215)	$30,553
Net income	—	—	2,317	—	—	—	2,317
Change in unrealized gain on securities available for sale, net of deferred taxes of ($208)	—	—	—	(403)	—	—	(403)
Total comprehensive income	—	—	2,317	(403)	—	—	1,914
Treasury stock purchased (72,592 shares at an average price of $24.80)	—	—	—	—	—	(1,801)	(1,801)
Common stock options exercised, 7,059 shares	2	7	(42)	—	—	97	64
3% common stock dividend declared	100	2,422	(2,526)	—	—	—	(4)
Treasury stock retirement	(80)	(561)	(1,278)	—	—	1,919	—
Common stock cash dividend declared, $0.27 per share	—	—	(912)	—	—	—	(912)

Balance at June 30, 2004	$3,357	$23,630	$2,864	$(37)	$—	$—	$29,814

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$—	$31,329
Net income	—	—	2,622	—	—	—	2,622
Unrealized loss on derivative instruments, net of deferred taxes of ($19)	—	—	—	—	(35)	—	(35)
Change in unrealized gain on securities available for sale, net of deferred taxes of ($87)	—	—	—	(173)	—	—	(173)
Total comprehensive income	—	—	2,622	(173)	(35)	—	2,414
Common stock options exercised, 225 shares	—	2	—	—	—	—	2
Common stock repurchased (5,500 shares at $21.70)	(5)	(114)	—	—	—	—	(119)
3% common stock dividend declared	100	2,251	(2,355)	—	—	—	(4)
Common stock cash dividend declared, $0.31 per share	—	—	(1,065)	—	—	—	(1,065)

Balance at June 30, 2005	$3,435	$24,176	$4,965	$30	$(49)	$—	$32,557

See report of independent registered public accounting firm.  The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities
Net income	$2,622	$2,317
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	181	190
Amortization	223	250
Net amortization on investment securities	252	432
Deferred income taxes	(134)	(36)
Provision for loan losses	194	168
Net gain on sale of loans, investment securities and properties and equipment	(305)	(377)
Net change in:
Loans held for sale	(378)	96
Deferred loan fees, net	(50)	27
Accrued income and other assets	(410)	(257)
Accrued expenses and other liabilities	95	314
Net cash provided by operating activities	2,290	3,124

Cash flows from investing activities
Net loans made to customers	(17,679)	(26,109)
Acquisition of properties and equipment and computer software	(731)	(379)
Purchase of investment securities available for sale	(13,774)	(11,107)
Proceeds from sales and maturities of investment securities available for sale	14,537	17,961
Net cash used by investing activities	(17,647)	(19,634)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	10,305	19,310
Net increase in certificates of deposit	4,625	9,477
Net increase (decrease) in securities sold under agreement to repurchase	333	(4,600)
Net decrease in other borrowed funds	(558)	(6,918)
Long-term advances from the Federal Home Loan Bank	10,000	3,290
Payments on long-term advances	(2,128)	(2,016)
Dividends paid on common stock	(1,025)	(878)
Repurchase of common stock	(119)	(1,801)
Proceeds from stock issuance	2	64
Net cash provided by financing activities	21,435	15,928
Net increase (decrease) in cash and cash equivalents	6,078	(582)
Cash and cash equivalents, beginning of period	10,220	10,746
Cash and cash equivalents, end of period	$16,298	$10,164
Supplemental disclosures of cash flow information
Cash paid for interest	$3,008	$2,224
Income tax paid	1,458	1,290

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

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for number of shares and per-share data)	2005	2004	2005	2004

Net income, as reported	$1,365	$1,194	$2,622	$2,317

Weighted-average shares outstanding	3,437,757	3,488,036	3,439,044	3,499,547
Effect of dilutive stock options	28,024	34,207	29,031	33,969

Adjusted weighted-average shares outstanding	3,465,781	3,522,243	3,468,075	3,533,516

Basic earnings per share	$0.40	$0.34	$0.76	$0.66
Diluted earnings per share	$0.39	$0.34	$0.76	$0.66

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) - Share-Based Payment, which replaces SFAS No. 123 — Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 — Accounting for Stock Issued to Employees.  In March 2005, the Securities and Exchange (SEC) issued Staff Accounting Bulletin No. 107 — Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R).  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award.  In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at June 30, 2005.  Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates.  In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate.  The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value.  The fair values of the swap agreements are recorded in the statement of financial condition with the offset recorded in the statement of changes in shareholders’ equity.

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

EXECUTIVE OVERVIEW

Net income increased 14% for the second quarter ended June 30, 2005 compared to the second quarter last year, an increase of $171,000.  The following were significant factors related to the results to the second quarter of 2005 compared to the second quarter of 2004.

•      Net interest income increased $481,000 or 14%.  The increase was driven by an increase in average earning assets of 7% combined with an increase in the net interest margin of 26 basis points to 4.24%.

•      Non-interest income declined $17,000 or 1% due to the reduction in gains on residential loan sales.

•      Non-interest expense increased $183,000 or 7%.

•      Comparing June 30, 2005 and 2004, loans grew $28.2 million or 10%.  Consumer real estate lending was strong with construction balances increasing 23%, home equity balances growing 25% and residential mortgages up 4%.  The commercial and commercial real estate portfolio grew at a rate of 9% and consumer loans increased 9% from a year ago.

•      Comparing June 30, 2005 and 2004, total deposits grew $27.1 million or 9%.  Savings account balances increased $8.3 million or 19%, checking account balances grew 7%, money market balances increased 11%, brokered deposits increased 16% and retail certificates of deposit increased 2%.

RESULTS OF OPERATIONS

The Company reported net income of $2.6 million, or $0.76 per diluted share, for the first six months of 2005.  This is an increase of $305,000, or 13%, compared to net income of $2.3 million, or $0.66 per diluted share, for the comparable period of 2004.  Net income for the second quarter of 2005 increased $171,000, or 14%, to $1.4 million compared with the second quarter of 2004 and earnings per diluted share increased to $0.39 compared to $0.34 for the same period.

The annualized return on average shareholders’ equity increased to 16.61% for the six months in 2005 from 15.24% in 2004 and was 17.07% and 15.73% for the second quarter of 2005 and 2004, respectively.  The annualized return on average assets for the first six months of 2005 and 2004 was 1.41% and 1.33%, respectively, and for the second quarter of 2005 and 2004 was 1.44% and 1.35%, respectively.

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

Net interest income totaled $7.5 million for the first six months of 2005, an increase of $854,000 compared to the same period in 2004.  The 13% increase was driven by growth in average earning assets of $23.6 million combined with an increase in the Company’s net interest margin to 4.19% for the first half of 2005 compared to 3.96% for the same period last year.

Since June 2004, the Board of Governors of the Federal Reserve System has increased the Federal Funds targeted rate seven times from 1.00% to 3.25% at June 30, 2005.

The average rate earned on interest-earning assets increased to 5.93% from 5.37% for the six months ended June 30, 2005 and 2004, respectively, on average interest-earning assets of $356.2 million and $332.7 million for the corresponding periods.  The average interest rate incurred on interest-bearing liabilities also increased, to 2.14% from 1.74% for the six months ended June 30, 2005 and 2004, respectively, on average interest-bearing liabilities of $289.6 million and $270.2 million for the corresponding periods.

Net interest income totaled $3.9 million for the second quarter of 2005, an increase of $481,000 or 14% over the same period in 2004.  The net interest margin increased to 4.24% for the second quarter of 2005 as compared to 3.98% for the same period in 2004.  The yield on average earning assets for the second quarter of 2005 and 2005 was 6.05% and 5.38%, respectively, and the average interest rate incurred on interest-bearing liabilities was 2.22% and 1.73%, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $194,000 for the six months ended June 30, 2005, as compared to $168,000 for the same period in 2004.  The slight increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio, the overall credit quality of the portfolio and the Company’s historical loan loss trends.

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

Management continues to actively monitor the Company’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.  The Company’s allowance for loan losses amounted to $4.0 million at June 30, 2005 (1.34% of total loans), an increase of $167,000 since year-end.

NON-INTEREST INCOME

Non-interest income increased $72,000 to $2.6 million for the six months ended June 30, 2005 compared to the same period in 2004.  The increase in non-interest income was due to a $106,000 gain on the sale of our credit card portfolio, increases in trust fees of $91,000, an increase in other service charges and fees of $36,000 and an increase in other fees of $87,000.  Mortgage sale gains declined by $209,000 as residential loan volume is significantly lower this year and investment security gains decreased $46,000 from a year ago.

Non-interest income totaled $1.3 million for the three months ended June 30, 2005 and 2004.  The $17,000 decrease in non-interest income for the second quarter of 2005 is due to the decline in mortgage sales gains of $102,000.  This was offset by growth in other fees of $45,000 related to income generated from the retail investment division and trust and asset management fees grew $33,000.

NON-INTEREST EXPENSE

Non-interest expense totaled $5.9 million for the six months ended June 30, 2005 compared to $5.5 million for the same period last year.  The increase in non-interest expense of $438,000 or 8% was due to increases in personnel costs of 7%, occupancy costs of 14% and other expenses of 12%.  The increase in personnel cost of $217,000 is the result of normal salary increases and additional staffing required as a result of asset growth.  The $158,000 increase in other expenses was due to an increase in both professional fees and business development expenses.

Non-interest expense was $3.0 million for the second quarter of 2005 compared to $2.8 million for the same period in 2004, an increase of $183,000 or 7%.  The increase was the result of increases in personnel costs of 4%, occupancy costs of 12% and other expenses of 16%.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 59.5% for the first half of 2005 compared to 60.4% for the same period in 2004 and was 58.2% and 60.0% for the second quarter ended June 30, 2005 and 2004, respectively.

FINANCIAL CONDITION

Total assets increased $23.9 million or 6% to $392.6 million during the first six months of 2005.  Since December 31, 2004, the loan portfolio increased $17.8 million or 6%.  Comparing June 30, 2005 to December 31, 2004, small business loans increased 10%, commercial real estate balances grew 6%, home equity loans increased 14%, consumer loans grew 5% and residential loan balances increased 4%.  Construction loan balances declined by $2.5 million since year-end.  The investment portfolio decreased $1.3 million or 2% since year-end while cash and cash equivalents increased $6.1 million or 60%.  Asset growth was funded by an increase in deposit balances and borrowed funds.

Total deposits increased 5% to $314.7 million for the first six months of 2005.  Since December 31, 2004, savings accounts increased 20% due to offering a premium interest rate savings product, brokered deposits increased 11% and checking accounts grew 3% while certificate of deposit balances have remained constant.  Borrowed funds increased by $7.6 million to $41.2 million at June 30, 2005 primarily due to long-term advances from the Federal Home Loan Bank (“FHLB”) of $7.9 million.

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

The Company’s total shareholders’ equity was $32.6 million or 8.3% of total assets at June 30, 2005, compared with $31.3 million or 8.5% of total assets at December 31, 2004.  The net increase of $1.2 million in the first six months of 2005 was attributable to net income of $2.6 million less cash dividends of $1.1 million, common stock acquired of $119,000 and changes in unrealized losses on investment securities and derivative instruments of $208,000, net of tax.  In the second quarter of 2005, the Company declared a cash dividend of $.16 per share on the Company’s common stock.  This was an increase of 18% over last year’s second quarter dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets.  These guidelines apply to the Company on a consolidated basis.  Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%.  The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at June 30, 2005, of 11.24% and 12.49%, respectively, exceed regulatory guidelines for a “well capitalized”

financial institution.  The Company’s ratios at December 31, 2004 were 11.83% and 13.09%, respectively.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock.  As of June 30, 2005, 22,137 shares had been repurchased under the program with 5,500 shares repurchased during the second quarter of 2005.  The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk.  At June 30, 2005, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,328	$1,327	$1	$—	$—
Other Commitments to Extend Credit	67,700	40,437	1,155	2,261	23,847
Total	$69,028	$41,764	$1,156	$2,261	$23,847

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities.  These commitments, borrowings and the related payments were made during the normal course of business.  At June 30, 2005, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$1,068	$308	$452	$274	$34
Federal Home Loan Bank Debt	23,542	3,231	11,058	7,112	2,141
Total	$24,610	$3,539	$11,510	$7,386	$2,175

In July 2004, the Bank acquired an historic building located at 183 Main Street, Bangor, Maine.  This property is adjacent to the Bank’s headquarters property at 201 Main Street.  The Bank has commenced a construction project to add a third floor to its headquarters building and to link the properties with a three-story connecting corridor. The $1.5 million project is targeted for completion in 2005.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates.  The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap instruments.  These financial instruments are factored into the Company’s overall interest rate risk position.  The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased.  At June 30, 2005, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Fixed Payments from Counterparty	$578	$—	$—	$—
Payments based on Prime Rate	609	—	—	—
Net Cash Flow	$(31)	$—	$—	$—

The net cash flow reflected on the table above is based on the current rate environment.  The Company receives a fixed 5.93% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is 6.25% at June 30, 2005.  The cash flow will remain negative for the Company as long as the prime rate exceeds 5.93%.  This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment.  As the prime rate increases the Company experiences a net cash outflow from this derivative instrument that is offset by an increase in cash flow for the variable prime rate loans.

ITEM 3.    QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by the Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to its Asset/Liability Committee (“ALCO”).  In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability management activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2005.

Estimated
Rate Change	Change in NII
+200bp	1.10%
-200bp	(5.03)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of June 30, 2005, the Company had a notional principal of $10 million in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4—Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

The Company acquired interest rate swap agreements to convert a portion of the loan portfolio from a variable rate based upon the prime rate to a fixed rate. The $10 million of interest rate swap agreements mature in 2006. In a purchased interest rate swap agreement, cash interest payments are exchanged between the Company and counterparty. The estimated effects of these derivative financial instruments on the Company’s earnings are included in the sensitivity analysis presented above. The risks associated with entering into this transaction are the risk of default from the counterparty from whom the Company has entered into agreement and poor correlation between the rate being swapped and the liability cost of the Company. The Company’s risk from default of the counterparty is limited to the expected cash flow anticipated from the counterparty, not the notional value.

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

PART II.  OTHER INFORMATION

Item 1                          LEGAL PROCEEDINGS

None

Item 2                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)          Not applicable

(c)           During the three months ended June 30, 2005, the Company repurchased the following shares of the common stock:

	(a)	(b)	(c)	(d)
	Total Number	Average	Total Number of Shares Purchased	Maximum Number of Shares
	of Shares	Price Paid	as Part of Publicly	that May Yet Be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs
April 1 -30, 2005	—	—	—	153,358
May 1-31, 2005	5,500	$21.70	5,500	147,858
June 1-30, 2005	—	—	—	147,858

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

MERRILL MERCHANTS BANCSHARES, INC.

Date:	August 9, 2005	By: /s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive
Officer (Principal Executive Officer)

Date:	August 9, 2005	By: /s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)