Form 10-Q
period 2005-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2005-11-09
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File Number: 0-24715

MERRILL MERCHANTS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

MAINE	01-0471507
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

201 Main Street
Bangor, Maine 04401
(Address of principal executive offices)

Registrant’s telephone number, including area code: 207-942-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X ] No: [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-02 of the Exchange Act).   Yes: [  ] No: [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: [  ] No: [ X ]

The number of shares outstanding for the issuer's classes of common stock as of October 31, 2005 is 3,435,633.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of September 30, 2005, and for the three- and nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
November 7, 2005

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2005	2004
(in thousands, except number of shares and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$11,802	$10,092
Federal funds sold	3,400	-
Interest-bearing deposits with banks	105	128
Total cash and cash equivalents	15,307	10,220
Investment securities - available for sale	70,168	66,099
Loans held for sale	1,393	617
Loans receivable	311,064	282,988
Less allowance for loan losses	4,083	3,866
Net loans receivable	306,981	279,122
Properties and equipment, net	4,669	3,850
Cash surrender value of life insurance	3,981	3,854
Deferred income tax benefit	1,326	1,079
Accrued income and other assets	4,206	3,849
Total assets	$408,031	$368,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$55,522	$51,945
Savings and NOW deposits	152,858	142,614
Certificates of deposit	116,615	105,223
Total deposits	324,995	299,782
Securities sold under agreements to repurchase (term and demand)	20,105	16,486
Other borrowed funds	24,795	17,038
Accrued expenses and other liabilities	4,614	4,055
Total liabilities	374,509	337,361
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,435,633 shares in 2005 and 3,340,310 shares in 2004	3,436	3,340
Capital surplus	24,182	22,037
Retained earnings	5,877	5,763
Accumulated other comprehensive (loss) income
Unrealized gain on securities available for sale, net of tax	89	203
Net unrealized depreciation on derivative instruments marked to market, net of tax	(62)	(14)
Total shareholders’ equity	33,522	31,329
Total liabilities and shareholders’ equity	$408,031	$368,690

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except number of shares and per share data)	2005	2004	2005	2004

Interest and dividend income
Interest and fees on loans	$5,297	$4,261	$14,757	$12,183
Interest on investment securities	532	484	1,543	1,481
Dividends on investment securities	42	35	107	85
Interest on federal funds sold	80	2	106	2
Total interest and dividend income	5,951	4,782	16,513	13,751
Interest expense
Interest on deposits	1,569	1,047	4,051	2,907
Interest on borrowed funds	321	214	911	686
Total interest expense	1,890	1,261	4,962	3,593
Net interest income	4,061	3,521	11,551	10,158
Provision for loan losses	106	88	300	256
Net interest income after provision for loan losses	3,955	3,433	11,251	9,902
Non-interest income
Service charges on deposit accounts	387	345	1,092	1,043
Other service charges and fees	210	212	616	582
Trust fees	392	354	1,171	1,042
Net gain on sale of loans and properties and equipment	110	166	519	678
Net gain on investment securities	-	-	19	65
Other	116	91	393	281
Total non-interest income	1,215	1,168	3,810	3,691
Non-interest expense
Salaries and employee benefits	1,742	1,588	5,096	4,725
Occupancy expense	217	198	715	633
Equipment expense	154	128	474	428
Data processing	146	176	462	512
Other	704	629	2,144	1,911
Total non-interest expense	2,963	2,719	8,891	8,209
Income before income taxes	2,207	1,882	6,170	5,384
Income tax expense	745	648	2,086	1,832
Net income	$1,462	$1,234	$4,084	$3,552

Per share data
Basic earnings per common share	$.43	$.36	$1.19	$1.02
Diluted earnings per common share	$.42	$.36	$1.18	$1.01

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In Thousands, Except Number of Shares and Per Share Data)

				Unrealized Gain (Loss) On Securities Available	Net Unrealized Depreciation on Derivative		Total Share- holders’

	Common	Capital	Retained			Treasury
	Stock	Surplus	Earnings	for Sale	Instruments	Stock	Equity

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$-	$(215)	$30,553
Net income	-	-	3,552	-	-	-	3,552
Unrealized loss on derivative instruments, net of deferred taxes of $17	-	-	-	-	(33)	-	(33)
Change in unrealized gain on securities available for sale, net of deferred taxes of ($15)	-	-	-	(29)	-	-	(29)
Total comprehensive income	-	-	3,552	(29)	(33)	-	3,490
Treasury stock purchased (72,592 shares at an average price of $24.80)	-	-	-	-	-	(1,801)	(1,801)
Common stock options exercised, 7,628 shares	2	9	(42)	-	-	97	66
3% common stock dividend declared	100	2,422	(2,526)	-	-	-	(4)
Treasury stock retirement	(80)	(561)	(1,278)	-	-	1,919	-
Common stock repurchased (17,000 shares at an average price of $20.88)	(17)	(119)	(218)	-	-	-	(354)
Common stock cash dividend declared, $0.41 per share	-	-	(1,374)	-	-	-	(1,374)

Balance at September 30, 2004	$3,340	$23,513	$3,419	$337	$(33)	$-	$30,576

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$-	$31,329
Net income	-	-	4,084	-	-	-	4,084
Unrealized loss on derivative instruments, net of deferred taxes of ($25)	-	-	-	-	(48)	-	(48)
Change in unrealized gain on securities available for sale, net of deferred taxes of ($56)	-	-	-	(114)	-	-	(114)
Total comprehensive income	-	-	4,084	(114)	(48)	-	3,922
Common stock options exercised, 787 shares	1	8	-	-	-	-	9
Common stock repurchased (5,500 shares at $21.70)	(5)	(114)	-	-	-	-	(119)
3% common stock dividend declared	100	2,251	(2,355)	-	-	-	(4)
Common stock cash dividend declared, $0.47 per share	-	-	(1,615)	-	-	-	(1,615)

Balance at September 30, 2005	$3,436	$24,182	$5,877	$89	$(62)	$-	$33,522

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Cash flows from operating activities
Net income	$4,084	$3,552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	278	288
Amortization	238	374
Net amortization on investment securities	350	616
Deferred income taxes	(158)	(96)
Provision for loan losses	300	256
Net gain on sale of loans, investment securities and properties and equipment	(365)	(450)
Net change in:
Loans held for sale	(776)	(381)
Deferred loan fees, net	(78)	30
Accrued income and other assets	(449)	(445)
Accrued expenses and other liabilities	559	565
Net cash provided by operating activities	3,983	4,309

Cash flows from investing activities
Net loans made to customers	(28,081)	(29,856)
Acquisition of properties and equipment and computer software	(1,152)	(568)
Purchase of investment securities available for sale	(45,243)	(40,198)
Proceeds from sales and maturities of investment securities available for sale	40,672	45,757
Net cash used by investing activities	(33,804)	(24,865)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	13,821	19,007
Net increase in certificates of deposit	11,392	15,837
Net increase (decrease) in securities sold under agreement to repurchase	3,619	(1,901)
Net increase (decrease) in other borrowed funds	187	(9,885)
Long-term advances from the Federal Home Loan Bank	10,000	3,290
Payments on long-term advances	(2,430)	(2,305)
Dividends paid on common stock	(1,571)	(1,348)
Repurchase of common stock	(119)	(2,156)
Proceeds from stock issuance	9	66
Net cash provided by financing activities	34,908	20,605
Net increase in cash and cash equivalents	5,087	49
Cash and cash equivalents, beginning of period	10,220	10,746
Cash and cash equivalents, end of period	$15,307	$10,795
Supplemental disclosures of cash flow information
Cash paid for interest	$5,028	$3,551
Income tax paid	2,089	1,975

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands, except for number of shares and per-share data)

Net income, as reported	$1,462	$1,234	$4,084	$3,552

Weighted-average shares outstanding	3,435,126	3,450,105	3,437,724	3,482,946
Effect of dilutive stock options	29,877	28,776	29,106	30,900

Adjusted weighted-average shares outstanding	3,465,003	3,478,881	3,466,830	3,513,846

Basic earnings per share	$0.43	$0.36	$1.19	$1.02
Diluted earnings per share	$0.42	$0.36	$1.18	$1.01

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R) - Share-Based Payment, which replaces SFAS No. 123 - Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to the beginning of the annual reporting period that begins after June 15, 2005, which is January 1, 2006 for the Company. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at September 30, 2005. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the statement of financial condition with the offset recorded in the statement of changes in shareholders’ equity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly filing contain certain forward-looking statements. These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, other filings with the SEC, and in other communications by Merrill Merchants Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Merrill Merchants Bank (the “Bank”), which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,”“could,”“should,”“would,”“believe,”“anticipate,”“estimate,”“expect,”“intend,”“plan” and similar expressions are intended to identify forward-looking statements. In preparing these disclosures, management must make assumptions, including, but not limited to, the level of future interest rates, prepayments on loans and investment securities, required levels of capital, needs for liquidity, and the adequacy of the allowance for loan losses. These forward-looking statements may be subject to significant known and unknown risks uncertainties, and other factors, including, but not limited to, those matters referred to in the preceding sentence.

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

EXECUTIVE OVERVIEW

Net income increased 18% for the third quarter ended September 30, 2005 compared to the third quarter last year, an increase of $228,000. The following were significant factors related to the results to the third quarter of 2005 compared to the third quarter of 2004.

▪
Net interest income increased $540,000 or 15% to $4.1 million. The increase was driven by an increase in average earning assets of 8% combined with an increase in the net interest margin of 31 basis points to 4.29%.

▪
Non-interest income was $1.2 million for the third quarter of 2005, an increase of $47,000 or 4%, from the same period in 2004. Trust fees grew 11% and service charges on deposit accounts increased 12% while the gains on mortgage sales declined 34%.

▪
Non-interest expense increased $244,000, or 9%, to $3.0 million for the third quarter of 2005 compared to the third quarter of 2004. The increase was the result of an increase in personnel costs of 10%, an increase in other expenses of 12%, and a decline in data processing expenses of 17%.

▪
Comparing September 30, 2005 and 2004, total loans grew $34.8 million or 13%. Real estate lending was strong with growth in the commercial real estate portfolio of $13.6 million or 15% and home equity balances increasing $8.4 million or 25%. Residential and construction balances increased $6.1 million from a year ago and loans to small businesses were up $5.2 million.

▪	Comparing September 30, 2005 and 2004, total deposits grew $31.3 million or 11% with savings account balances increasing $11.8 million or 27%.

RESULTS OF OPERATIONS

The Company reported net income of $4.1 million, or $1.18 per diluted share, for the first nine months of 2005. This is an increase of $532,000, or 15%, compared to net income of $3.6 million, or $1.01 per diluted share, for the comparable period of 2004. Net income for the third quarter of 2005 increased $228,000, or 18%, to $1.5 million compared with the third quarter of 2004 and earnings per diluted share increased to $0.42 compared to $0.36 for the same period.

The annualized return on average shareholders’ equity increased to 16.95% for the nine months in 2005 from 15.60% in 2004 and was 17.60% and 16.26% for the third quarter of 2005 and 2004, respectively. The annualized return on average assets for the first nine months of 2005 and 2004 was 1.42% and 1.33%, respectively, and for the third quarter of 2005 and 2004 was 1.45% and 1.33%, respectively.

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

Net interest income totaled $11.6 million for the first nine months of 2005, an increase of $1.4 million compared to the same period in 2004. The 14% increase was driven by growth in average earning assets of $27.0 million combined with an increase in the Company’s net interest margin to 4.22% for the first nine months of 2005 compared to 3.99% for the same period last year.

Since June 2004, the Board of Governors of the Federal Reserve System has increased the Federal Funds targeted rate nine times from 1.00% to 3.75% at September 30, 2005.

The average rate earned on interest-earning assets increased to 6.04% from 5.41% for the nine months ended September 30, 2005 and 2004, respectively, on average interest-earning assets of $364.3 million and $337.3 million for the corresponding periods. The average interest rate incurred on interest-bearing liabilities also increased, to 2.24% from 1.76% for the nine months ended September 30, 2005 and 2004, respectively, on average interest-bearing liabilities of $295.6 million and $273.0 million for the corresponding periods.

Net interest income totaled $4.1 million for the third quarter of 2005, an increase of $540,000 or 15% over the same period in 2004. The net interest margin increased to 4.29% for the third quarter of 2005 as compared to 3.98% for the same period in 2004. The yield on average earning assets for the third quarter of 2005 and 2004 was 6.26% and 5.42%, respectively, and the average interest rate incurred on interest-bearing liabilities was 2.44% and 1.79%, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 for the nine months ended September 30, 2005, as compared to $256,000 for the same period in 2004. The slight increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio, the overall credit quality of the portfolio and the Company’s historical loan loss trends.

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

Provisions result from management’s continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the economy and the real estate market. Management believes that based on information currently available, the allowance for loan losses is appropriate and overall credit quality remains strong.

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $---4.1 million at September 30, 2005 (1.31% of total loans), an increase of $217,000 since year-end.

NON-INTEREST INCOME

Non-interest income was $3.8 million for the nine months ended September 30, 2005, an increase of $119,000 compared to the same period in 2004. The 3% increase in non-interest income was driven by increases in trust fees of $129,000, increases in other fees of $112,000 and a $106,000 gain on the sale of our credit card portfolio. Mortgage sale gains declined by $265,000 as residential loan refinancing volume is significantly lower this year and investment security gains decreased $46,000 from a year ago.

Non-interest income was $1.2 million for the third quarter of 2005, an increase of $47,000 or 4%, from the same period in 2004. Trust fees grew 11% and service charges on deposit accounts increased 12% while the gains on mortgage sales declined 34%.

NON-INTEREST EXPENSE

Non-interest expense totaled $8.9 million for the nine months ended September 30, 2005 compared to $8.2 million for the same period last year. The increase in non-interest expense of $682,000, or 8%, was due to increases in personnel costs of 8%, occupancy costs of 13% and other expenses of 12%.

Non-interest expense increased $244,000, or 9%, to $3.0 million for the third quarter of 2005 compared to the third quarter of 2004. The increase was the result of an increase in personnel costs of 10%, an increase in other expenses of 12%, and a decline in data processing expenses of 17%.

The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 58.4% for the nine months of 2005 compared to 59.6% for the same period in 2004 and was 56.2% and 58.0% for the third quarter ended September 30, 2005 and 2004, respectively.

FINANCIAL CONDITION

Total assets increased $39.3 million or 11% to $408.0 million during the first nine months of 2005. Since December 31, 2004, the loan portfolio increased $28.1 million or 10%. Comparing September 30, 2005 to December 31, 2004, small business loans increased 9%, commercial real estate balances grew 8%, home equity loans increased 21%, construction loans increased 24%, consumer loans grew 8% and residential loan balances increased 4%. The investment portfolio increased $4.1 million or 6% since year-end while cash and cash equivalents increased $5.1 million or 50%. Asset growth was funded by an increase in deposit balances and borrowed funds.

Total deposits increased 8% to $325.0 million for the first nine months of 2005. Since December 31, 2004, savings accounts increased 30% due to offering a premium interest rate savings product, certificates of deposit balances increased 17% and checking accounts grew 5%. Borrowed funds increased by $11.4 million to $44.9 million at September 30, 2005 primarily due to long-term advances from the Federal Home Loan Bank (“FHLB”) of $7.9 million.

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

The Company’s total shareholders’ equity was $33.5 million or 8.2% of total assets at September 30, 2005, compared with $31.3 million or 8.5% of total assets at December 31, 2004.  The net increase of $2.2 million in the first nine months of 2005 was attributable to net income of $4.1 million less cash dividends of $1.6 million, common stock acquired of $119,000 and changes in unrealized losses on investment securities and derivative instruments of $162,000, net of tax. In the third quarter of 2005, the Company declared a cash dividend of $.16 per share on the Company’s common stock. This was an increase of 18% over last year’s third quarter dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at September 30, 2005, of 11.12% and 12.37%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2004 were 11.83% and 13.09%, respectively.
On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of September 30, 2005, 22,137 shares had been repurchased under the program. The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At September 30, 2005, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,946	$1,692	$-	$254	$-
Other Commitments to Extend Credit	72,090	37,603	3,441	1,203	29,843
Total	$74,036	$39,295	$3,441	$1,457	$29,843

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At September 30, 2005, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$990	$300	$426	$241	$23
Federal Home Loan Bank Debt	23,240	3,225	11,017	7,132	1,866
Total	$24,230	$3,525	$11,443	$7,373	$1,889

In July 2004, the Bank acquired an historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters property at 201 Main Street. The Bank has commenced a construction project to renovate the 183 Main Street property and link a three-story connecting corridor to its headquarters building. The $1.5 million project is targeted for completion in early 2006.

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At September 30, 2005, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Fixed Payments from Counterparty	$429	$-	$-	$-
Payments based on Prime Rate	488	-	-	-
Net Cash Flow	$(59)	$-	$-	$-

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 5.93% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is 6.75% at September 30, 2005. The cash flow will remain negative for the Company as long as the prime rate exceeds 5.93%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. As the prime rate increases the Company experiences a net cash outflow from this derivative instrument that is offset by an increase in cash flow for the variable prime rate loans.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2005.

Estimated
Rate Change	Change in NII
+200bp	1.39%
-200bp	(4.25)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of September 30, 2005, the Company had a notional principal of $10 million in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4-Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

PART II. OTHER INFORMATION

Item 1         LEGAL PROCEEDINGS

None

Item 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company repurchased the following shares of the common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2005	-	-	-	147,858
August 1 - 31, 2005	-	-	-	147,858
September 1-30, 2005	-	-	-	147,858

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

MERRILL MERCHANTS BANCSHARES, INC.

Date: November 9, 2005	By: /s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive
Officer (Principal Executive Officer)

Date: November 9, 2005	By: /s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and
Treasurer (Principal Financial and Accounting Officer)