Form 10-K
period 2005-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2006-03-13
CIK 913072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission File Number: 000-24715

MERRILL MERCHANTS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maine	01-0471507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Main Street Bangor, Maine	04402-0925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (207) 942-4800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $52,016,000. As of February 28, 2006, there were 3,441,463 shares of common stock, par value $1.00 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2006 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

-i-

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

The Bank was established in 1992 to purchase assets and assume liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains eleven banking offices (collectively, the “Branch Banks”) in nine area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor’s sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine’s flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; (vii) a banking office located in Waterville; and (viii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has fourteen ATM locations in its primary market area.

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. As of December 31, 2005, the Company had total assets of $417.1 million, loans of $319.0 million, deposits of $331.4 million and shareholders’ equity of $34.4 million. The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $366.0 million in assets under management as of December 31, 2005.

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

Employees

The Company employs approximately 137 people on a full-time equivalent basis. The employees are not represented by a collective bargaining unit, and we believe that we enjoy good relations with all personnel.

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

The Company strives to provide a full range of financial products and services to small and medium sized businesses and consumers.  The Bank has an established Officer Loan Committee which meets weekly to review and approve credits and a Director Loan Committee which meets bi-monthly, or as necessary, to approve credits in excess of $500,000.  The Bank’s loan mix is subject to the discretion of its Board of Directors and the demands of the local marketplace.  Management has established relationships with local area legal and accounting professionals to cultivate referrals.  Asset quality is a top priority for the Bank and a significant consideration in business development efforts.

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, construction, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2005, commercial and commercial real estate loans represented the largest class of loans at $178.4 million or 56% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD).   The Bank is the leading lender in the State of Maine for the Small Business Administration.

The Bank’s commercial real estate loans are made at variable and fixed rates of interest, and amortize up to fifteen years. Loans originated at fixed interest rates typically reprice within a three to five year period.  A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including improvements of real estate) and the purchase of equipment and machinery.  The purpose of a particular loan generally determines its structure.  The commercial real estate loans are secured by a variety of properties, including buildings occupied by small-to-medium sized businesses, apartment complexes and non-owner/user office and retail business.

The Bank’s commercial loans primarily are underwritten in the Bank’s primary market area on the basis of the borrowers’ ability to service such debt from income.  Many of these loans involve lines of credit written at variable rates of interest on a demand basis, or for terms not exceeding one year, while others are written on a term basis typically for up to five years, generally at variable rates of interest.  As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment or other chattel.  As additional security for commercial loans, the Bank normally requires the personal guarantee of the principals and may require financial performance covenants.

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

Loans in this category include both portfolio loans which are held by the Bank until maturity and loans which are sold on the secondary market.  In the case of secondary market loans, all servicing rights are retained by the Bank, which maintains the service connection to the customer.  The Bank participates in government guaranteed programs and has also helped coordinate several innovative programs including a partnership with Penquis Community Action Program in its “Own Me” program which assists low income women in the purchase of a home, and housing workshops for the hearing impaired.

As of December 31, 2005, residential loans accounted for a total of $62.6 million, representing 20% of total loans.  The Bank’s secondary market servicing portfolio totaled $141.1 million at December 31, 2005.

Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences and to businesses for owner-occupancy. Residential and commercial construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. At December 31, 2005, construction loans totaled $15.3 million, representing 5% of total loans.

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

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2005, fixed-rate loans totaled $22.2 million and variable-rate loans amounted to $19.3 million, representing 13% of total loans.  These home equity loans are generally secured by a second mortgage on the principal residential property.

Consumer Lending

Consumer loans made by the Bank include indirect automobile and recreational vehicle lending, as well as personal unsecured, boat and recreational vehicle loans, mobile home, home improvement and overdraft protection accounts.  The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes.  A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized.  Consumer loans are made at fixed and variable interest rates. Consumer loans totaled $21.2 million and represented 7% of the Company’s loan portfolio at December 31, 2005.

Joint Venture

In 1996, the Bank and MSB Leasing, Inc., a subsidiary of Machias Savings Bank, a state chartered mutual savings bank, formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M, which has a former FDIC examiner as one of its principals, provides the Bank, Machias Savings Bank and over seventy other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Supervision and Regulation

General

The Bank is a Maine-chartered community bank whose deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also a member of the Federal Reserve System. The Bank is subject to extensive regulation, examination and supervision by the Maine Bureau of Financial Institutions (the “Bureau”) as its chartering regulator, by the FDIC as its deposit insurer and by the Board of Governors of the Federal Reserve System (the “FRB”) as its primary federal regulator. The Company, as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to the rules and regulations of the FRB. The Company is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the National Association of Security Dealers (“NASD”), to the extent that the NASD rules apply to companies quoted on the Nasdaq National Market. Both the Company and the Bank are subject to the provisions of the Maine Revised Statues applicable to financial institutions, and the rules and regulations of the Bureau.

The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not Company stockholders. Any change in such laws and regulations, whether by the Bureau, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

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

Loans-to-One-Borrower Limitations. With certain exceptions, the total obligations of a single borrower to the Bank may not exceed 20% of the Bank’s total capital. Total loans or other extensions of credit in excess of 10% of total capital must be approved by a majority of the governing body or the executive committee of the Bank. The Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under Maine law, the Company may declare and pay a dividend on its capital stock provided that adequate levels of capital are maintained. The Bureau’s minimum capital requirements are set by regulation, and must be at least as stringent as those set forth by federal banking regulations. See “Federal Regulation of the Bank - Capital Requirements.” In addition, federal law also may limit the amount of dividends that may be paid by the Bank.

Examination. The Bureau is required to regularly examine each state-chartered bank at least once every 36 months.

Enforcement. The Bureau is authorized to issue cease and desist orders to any state-chartered bank that is engaging in or has engaged in: an unsafe or unsound practice; a violation of a law, rule or regulation relating to the supervision of the institution; a violation of any condition, imposed in writing, in connection with the approval of any application by the superintendent; a violation of any written agreement entered into with the superintendent; or an anticompetitive or deceptive practice, or one that is otherwise injurious to the public interest.

The Bureau may, under certain circumstances, suspend or remove directors or officers of a bank if: (1) the directors or officers have violated a law, rule, regulation or cease and desist order that has become final; engaged in or participated in any unsafe or unsound practice; or committed or engaged in any act, omission, or practice that constitutes a breach of the fiduciary duty of the officer or director; (2) by reason of the violation, practice or breach, the bank has suffered or will probably suffer financial loss or other damage; the interests of the bank's depositors or creditors or the public have been or could be prejudiced; or the officer or director has received financial gain or other benefit; and (3) the violation, practice or breach involves personal dishonesty or demonstrates willful or continuing disregard for the safety or soundness of the bank.

Federal Regulation of the Company

The Company is subject to the law of the State of Maine, The Federal law of the United States and the regulations of the FRB.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

The Company is in compliance with the above-described FRB regulatory capital requirements.

Activities. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

In addition, a bank holding company which does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible.

Bank holding companies may qualify to become financial holding companies if they meet certain criteria set forth by the FRB. In 2003, the Company elected to be treated as a financial holding company under the BHCA. As a financial holding company, the Company may conduct activities that are considered “financial in nature” under the BHCA. Such activities include:

▪	Activities permissible for bank holding companies prior to the enactment of the Act;

▪	Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

▪	Underwriting and selling insurance;

▪	Providing financial, investment, or advisory services;

▪	Selling pools of assets;

▪	Underwriting, dealing in, or making a market in securities; and

▪	Merchant banking.

In order to commence a new activity, the Bank must have received a “Satisfactory” on its latest Community Reinvestment Act exam. See “Federal Regulation of the Bank - Community Reinvestment” below.

The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

▪	the creation of an independent accounting oversight board;

▪	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

▪	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

▪
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (the Company, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

▪
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

▪	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company’s independent auditors;

▪	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

▪	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

▪	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

▪	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

▪	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

▪	mandatory disclosure by analysts of potential conflicts of interest; and

▪	a range of enhanced penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to loans advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act (the “FRA”). See “Federal Regulation of the Bank - Loans to Insiders” below.

Although the Company has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance will not have a material impact on its results of operations or financial condition.

Federal Securities Law. The Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thus, the Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Regulation of the Bank

The Company and the Bank are subject to federal law and regulations of the FRB.

Capital Requirements. Under FRB regulations, the Bank is required to maintain minimum levels of capital. The FRB regulations define two classes of capital known as Tier 1 and Tier 2 capital. For an institution with a rating of 1 (the highest examination rating for banks) under the Uniform Financial Institutions Rating System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other banks, the minimum leverage capital requirement is 4%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

The FRB regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital, minus certain investments or holdings) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FRB believes are inherent in the type of asset or item.

The federal banking agencies, including the FRB, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the Bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. The Bank was considered “well capitalized” under FRB guidelines at December 31, 2005.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (“FDIA”), as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

Enforcement. The FRB has extensive enforcement authority over state-chartered member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Deposit Insurance. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s history and its financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed under “Federal Regulation of the Bank- Prompt Corrective Action” below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution’s assessment rate depends on the length of time the institution has been operating and the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The Bank’s assessment rate at December 31, 2005 was 0.0%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of the Bank. The Bank’s authority to engage in transactions with its affiliates is limited by the FRB’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit the Bank from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

▪
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

▪	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Safety and Soundness Standards. Pursuant to the requirements of the FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the FRB adopted regulations to require a bank that is given notice by the FRB that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FRB. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FRB may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution would be subject under the “prompt corrective action” provisions of the FDICIA. If a bank fails to comply with such an order, the FRB may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The FDIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FRB, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. The Bank is prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA requires the FRB to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its CRA rating. The four descriptive ratings are “outstanding,” “satisfactory,” “needs to improve” and “substantial noncompliance.” The Bank received a “Satisfactory” rating on its last CRA exam dated September 1, 2005.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

▪	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

▪
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broader area that includes its assessment areas; and

▪	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 12 regional FHLB’s. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston (the “FHLB-Boston”), is required to acquire and hold shares of capital stock in the FHLB-Boston in an amount equal to at least 0.35% of the Bank’s “Membership Stock Investment Base,” as defined by the FHLB-Boston, or $10,000, whichever is greater. The Bank is also required to own activity based stock, which is based on 4.5% of the Bank’s outstanding advances. However, the activity based stock investment requirement for overnight advances was reduced to 3%, as of August 15, 2005. These percentages are subject to change by the FHLB-Boston. The Bank was in compliance with this requirement with an investment in FHLB-Boston stock at December 31, 2005 of $2.2 million. Any FHLB advances must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB’s are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB’s pay to their members and result in the FHLB’s imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current FRB regulations generally require a 3% reserve for transaction accounts from $7.0 million to $40.6 million, subject to adjustment by the FRB. The first $7.0 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

The Interstate Banking Act. Beginning June 1, 1997, the Interstate Banking Act permitted federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Maine unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

The Bank Secrecy Act. The Bank, and the Company are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

▪
all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program;

▪	all financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

▪
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts (The Company, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

▪
financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

▪	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Office of Foreign Asset Control. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Acquisition of the Company or the Bank. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Company or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. The term “control” is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution’s directors. Additionally under the Bank Merger Act sections of the FDIA, the prior approval of an insured institution’s primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution.

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

ITEM 1A. RISK FACTORS

Our loan portfolio includes loans with a higher risk of loss. We originate commercial mortgage loans, commercial loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•
Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. At this time, however, there is no downturn in the local economy or real estate market and we are not aware of any adverse effects in property values or business declines as a result of the local economy.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

Our earnings may be adversely impacted by a decrease in interest rates because a portion of our interest-earning assets are variable rate loans indexed to prime rate that will reprice as short-term interest rates decrease while a portion of our interest-bearing liabilities are expected to remain at fixed interest rates. Therefore, in a declining interest rate environment, our yield earned on our loan portfolio is expected to decrease more rapidly than our cost of funds. A declining rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our net interest income.

Our local economy may affect our future growth possibilities. Our current market area is principally located in Greater Bangor. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our Chairman and Chief Executive Officer, President and Executive Vice President and Treasurer that each contains a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the Maine Bureau of Financial Institutions (the “Bureau”), as our chartering authority, and by the Federal Deposit Insurance Corporation (the “FDIC”) as the insurer of our deposits up to certain limits. In addition, the Federal Reserve Board (the “FRB”) regulates and oversees the Company, as the holding company of the Bank. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Bureau, the FDIC, the FRB, other state or federal regulators, the United States Congress or the Maine legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors’ funds from brokerage firms and other firms’ short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Beginning with our annual report for the fiscal year ending December 31, 2007, we will have to include in our annual reports filed with the Securities and Exchange Commission (the “SEC”) a report of our management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Our charter and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our charter and bylaws and applicable provisions of Maine and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company though a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction.

We may not be able to pay dividends in the future in accordance with past practice. We pay a quarterly dividend to stockholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2005, the Bank conducted its business from the headquarters office in Bangor, Maine, its operations center in Bangor, Maine, and its ten branch offices in Bangor, Brewer, Holden, Milford, Newport, Orono, Orrington, Pittsfield and Waterville, Maine.

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters located at 201 Main Street. During 2005, the third floor addition to its headquarters building along with a three-story connecting corridor to the historic building was completed. Construction is in progress to renovate the historic building and the $1.5 million project is targeted for completion in March 2006.

The following table sets forth certain information regarding the Bank’s properties at December 31, 2005.

Owned	Leased

Corporate Office	Operations Center
201 Main Street	359 Perry Road
Bangor, Maine 04401	Bangor, Maine 04401

183 Main Street	920 Stillwater Avenue
Bangor, Maine 04401	Bangor, Maine 04401

1007 Main Road	992 Union Street
Holden, Maine 04429	Bangor, Maine 04401

27 Main Street	366 Wilson Street
Pittsfield, Maine 04967	Brewer, Maine 04412

2 Main Street
Milford, Maine 04461

44 Moosehead Trail
Newport, Maine 04953

69 Main Street
Orono, Maine 04473

191 River Road
Orrington, Maine 04474

58 Elm Street
Waterville, Maine 04901

ITEM 3.  LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in routine litigation incidental to the business, there are no material legal proceedings to which the Bank or the Company are a party or to which any of its property is subject, or, to the Company’s knowledge, any such proceedings that any governmental authority is contemplating, as of the date of this Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Related Matters

Our common stock is traded on The Nasdaq National Market. The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated. Per share data information has been adjusted to reflect the 3% stock dividends in both 2005 and 2004, respectively.

	Market Price		Dividends Declared
2005	High	Low	Per Share
First Quarter	$25.72	$20.87	$0.150
Second Quarter	23.40	20.10	0.160
Third Quarter	24.55	21.10	0.160
Fourth Quarter	25.25	23.57	0.170

2004
First Quarter	$24.65	$19.52	$0.126
Second Quarter	24.90	21.36	0.136
Third Quarter	23.25	19.66	0.136
Fourth Quarter	21.94	20.15	0.146

As of February 28, 2006, there were 3,441,463 shares of common stock outstanding which were held by approximately 1,250 holders of record.

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

Share Repurchases

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant.  Shares are being repurchased for other corporate purposes.  The program does not have an expiration date. During the year ended December 31, 2005, the Company repurchased 5,500 shares at an average price per share of $21.70. For the three month period ended December 31, 2005, the Company did not purchase any shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
For the Year	2005	2004	2003	2002	2001
Net income	$5,738	$4,907	$4,302	$3,845	$3,254
Net interest income	15,770	13,773	12,479	12,463	11,542
Non-interest income	5,245	5,005	5,181	3,963	3,299
Non-interest expense	11,986	11,042	10,718	10,205	9,468
Per Common Share (adjusted for 3% stock dividend in 2005)
Basic earnings per share	$1.67	$1.41	$1.23	$1.20	$1.07
Diluted earnings per share	1.66	1.40	1.22	1.08	0.92
Dividends per share	0.64	0.54	0.45	0.37	0.28
Book value per share at year end	10.00	9.11	8.66	8.34	8.66
Stock price:
High	25.72	24.90	20.57	14.87	10.22
Low	20.10	19.52	13.79	10.04	8.20
Close	24.60	20.96	20.47	14.28	10.04
Key Performance Ratios
Return on average equity	17.59%	16.06%	14.74%	13.93%	13.18%
Return on average assets	1.47	1.36	1.34	1.33	1.26
Equity to assets at year end	8.24	8.50	8.93	9.24	9.34
Non-performing assets to total assets	0.10	0.44	0.18	0.25	0.26
Net charge-offs to average loans	0.06	0.05	0.04	0.07	0.08
Efficiency ratio	57.37	59.29	60.51	62.01	63.96
Dividend payout ratio	38.33	38.32	37.16	31.27	25.87
At Year End
Total assets	$417,073	$368,690	$342,189	$307,316	$278,197
Loans	318,965	282,988	246,512	214,729	188,080
Deposits	331,414	299,782	258,848	238,857	219,309
Borrowed funds	47,008	33,524	49,260	36,932	29,792
Shareholders’ equity	34,352	31,329	30,553	28,388	25,985

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except number of shares and per share data)

The discussion and analysis that follows focuses on the results of operations of the Company during 2005, 2004 and 2003 and its financial condition at December 31, 2005 and 2004. The Consolidated Financial Statements and related notes should be read in conjunction with the review.

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

Executive Overview

The Company’s net income increased 17% to $5,738 in 2005 and diluted earnings per share was $1.66 in 2005 as compared to $1.40 in 2004, an increase of $0.26 per diluted share or 19%. The following were significant factors related to 2005 results as compared to 2004:

•
Total loans grew 13% in 2005. Real estate lending was strong with commercial real estate increasing 12%, home equity balances growing 22% and residential and construction lending up 6%. Loans to businesses grew at a rate of 16% and consumer loans increased 13% from a year ago.

•
We continue to maintain strong asset quality with net charge-offs of $177 in 2005 representing 0.06% of average net loans compared to 0.05% in 2004. Nonperforming assets as a percentage of total assets declined to 0.10% at year-end, down from 0.44% at the close of 2004.

•
Deposits grew 11% in 2005. The combination of rising short-term interest rates and special deposit promotions resulted in certificates of deposit growth of 27% and savings account increases of 34%. The direct mail marketing campaign to businesses and individuals under the High Performance Checking program continues to spur core deposit growth with checking account balances increasing 4% in 2005.

•
The Company’s net interest margin increased 21 basis points in 2005 to 4.25%. The Federal Reserve Bank’s aggressive increase in short-term interest rates (a 3% increase in the Federal Funds Rate over an eighteen month period) has benefited the Company as -a portion of our commercial and home equity loans repriced to higher interest rate levels.

•	Non-interest income grew 5% in 2005 with increases in trust fees of 13%, other fees of 41% and service fees on deposit accounts of 7%. Gains on loan and investment sales declined 23% from a year ago.

•
Our efficiency ratio improved to 57.4% compared to 59.3% in 2004. Operating expenses increased 9% in 2005 due to increases in salaries and employee benefits, occupancy costs, and other expenses. As we have experienced growth in loans, deposits and trust assets under management, personnel costs have increased due to the additional employees required to deliver on our promise of “Where Service Matters.”

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

Review of Financial Statements

The Company declared a 3% stock dividend both in 2005 and 2004. All financial data included herein has been restated to reflect the impact of the stock dividends.

Results of Operations

Comparison of 2005 and 2004

Summary

The Company ended 2005 with consolidated assets of $417,073, representing growth of $48,383 or 13%.  Asset growth was attributable to strong loan demand.  The Company reported net income of $5,738 or $1.67 per basic share and $1.66 per diluted share in 2005, compared to $4,907 or $1.41 per basic share and $1.40 diluted share in 2004.  This represented earnings growth of $831 or 17%.  Return on average assets increased to 1.47% in 2005 compared to 1.36% in 2004, and return on average equity increased to 17.59% in 2005 from 16.06% in 2004.

Net Interest Income

The Company’s primary source of operating income is net interest income.  Net interest income was $15,770 for 2005 and $13,773 for 2004.  Net interest income is the difference between the income earned on earning assets and the interest paid on interest-bearing liabilities.  Both net interest income and the net interest margin, which is net interest income expressed as a percentage of average earning assets, are affected by the volume and mix of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$299,353	$20,368	6.80%	$269,091	$16,609	6.17%	$234,279	$15,302	6.53%
Investment securities	67,741	2,338	3.45%	70,259	2,071	2.95%	68,387	1,911	2.79%
Other earning assets	3,620	118	3.26%	1,595	28	1.76%	105	—	—
Total interest-earning assets	370,714	22,824	6.16%	340,945	18,708	5.49%	302,771	17,213	5.69%
Non-earning assets	19,886			18,727			17,308
Total assets	$390,600			$359,672			$320,079

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$146,732	2,076	1.41%	$129,774	818	0.63%	$112,372	689	0.61%
Certificates of deposit	111,612	3,719	3.33%	103,881	3,223	3.10%	91,675	3,250	3.55%
Borrowings	42,664	1,259	2.95%	41,588	894	2.15%	41,878	795	1.90%
Total interest-bearing liabilities	301,008	7,054	2.34%	275,243	4,935	1.79%	245,925	4,734	1.92%
Other liabilities	56,973			53,881			44,962
Shareholders' equity	32,619			30,548			29,192
Total liabilities and shareholders' equity	$390,600			$359,672			$320,079
Net interest income		$15,770			$13,773			$12,479
Net interest rate spread			3.82%			3.70%			3.77%
Net interest margin			4.25%			4.04%			4.12%

(1)	Loans include portfolio loans, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

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

	December 31, 2005 vs. 2004				December 31, 2004 vs. 2003
	Increase (Decreased) Due to Change in:				Increase (Decreased) Due to Change in:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest-earning assets:
Loans	$1,868	$1,700	$191	$3,759	$2,274	$(842)	$(125)	$1,307
Investment securities	(74)	354	(13)	267	52	105	3	160
Other earning assets	36	24	30	90	—	2	26	28
Total interest income	1,830	2,078	208	4,116	2,326	(735)	(96)	1,495
Interest-bearing liabilities:
Savings deposits and interest- bearing checking	107	1,018	133	1,258	107	19	3	129
Certificates of deposit	240	238	18	496	433	(406)	(54)	(27)
Borrowings	23	333	9	365	199	(75)	(25)	99
Total interest expense	370	1,589	160	2,119	739	(462)	(76)	201
Net interest income	$1,460	$489	$48	$1,997	$1,587	$(273)	$(20)	$1,294

Net interest income increased by $1,997 in 2005 compared to 2004.  The increase was due to growth in the loan portfolio combined with an increase in the Company’s net interest margin to 4.25% for 2005 compared to 4.04% for 2004.  The Federal Reserve Bank increased short-term interest rates with a 3% increase in the Federal Funds Rate over an eighteen month period. The Federal Funds rate, as set by the Federal Reserve, averaged 3.19% in 2005 and 1.34% in 2004.

Interest income was $22,824 in 2005, a 22% increase from 2004.  The increase was driven by growth in the average earning assets of $29,769 or 9% and an increase in the yield on average earning assets to 6.16% in 2005 from 5.49% in 2004.

Interest expense increased to $7,054 in 2005 from $4,935 in 2004, representing a 43% increase.  This increase was a result of growth in average interest-bearing liabilities of $25,765 or 9% and an increase in the cost of funds to 2.34% in 2005 from 1.79% in 2004.

Management currently anticipates that net interest income will continue to increase in 2006 due to expected growth in earning assets (primarily loans) combined with the benefit of the increase in the Federal Funds rate.

Provision and Allowance for Loan Losses

The provision for loan losses is a result of management’s periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $397 for 2005 and $348 for 2004, an increase of $49 or 14%. The allowance for loan losses represented 1.28% of loans outstanding at December 31, 2005, compared to 1.37% at December 31, 2004. Net charge-offs were $177 during 2005 or .06% of average loans outstanding, compared to $134 in 2004 or .05%. The low level of net loan charge-offs is indicative of the Company’s loan quality and credit administration standards and the generally stable economic environment existing in the Company’s primary market area.

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. A high degree of judgment is necessary to determine the appropriate level of allowance for loan losses and requires management’s ongoing evaluation of adequacy. The adequacy of the loan loss allowance is determined by use of a risk rating system. The evaluation process includes, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations.

Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth and other criteria discussed above. The appropriate level of the allowance for loan losses and the corresponding provision will continue to be determined quarterly. Management anticipates that there will be a provision for loan losses in 2006; however, the specific amount cannot be determined at this time. Changes in circumstances affecting the various factors of the Company’s methodology will determine the provision amount in 2006.

Non-Interest Income

Non-interest income was $5,245 for 2005 compared to $5,005 for 2004, an increase of $240. We experienced growth in most fee categories with service fees on deposit accounts increasing 7%, trust fees growing 13% and other fees increasing 41%. Gains on investment securities declined $136 and gains on mortgage and credit card loan sales declined $107 from a year ago.

Mortgage refinance activity has slowed considerably in 2005 resulting in a decline in mortgage gains to $684 in 2005 from $897 in 2004. The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2005 of $141,125 increased by $19,000, or 16%, from December 31, 2004.

Service fees on deposit accounts increased 7% to $1,496 in 2005. Overdraft fee income increased to $1,088 in 2005, a 15% increase over 2004 due to new account activity combined with a centralized approach to the overdraft process. Other fees increased $155 due to increases in financial service income of $62, income on cash surrender value of life insurance of $38 and income from M&M of $30.

Trust fees increased 13% to $1,567 in 2005. The market value of client assets under administration increased $9,514 to $365,950 at December 31, 2005 compared with trust assets of $356,436 at December 31, 2004. The increase in trust assets was achieved through new business development combined with market appreciation.

The generation of mortgage sale gains and trust fees is dependent on the market and economic conditions and, as a result, there can be no assurance that income levels reported in prior periods can be achieved in the future.

Non-Interest Expense

Non-interest expense was $11,986 for 2005 compared to $11,042 in 2004. The $944 or 9% increase was related to the increase in salaries and employee benefits of $525, occupancy expense of $101 and other expenses of $344. The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 57.4% for 2005 compared to 59.3% for 2004.

Salaries and employee benefits expense increased 8% to $6,835 for 2005. The 2005 increase was a result of normal annual salary increases and additional staffing required as a result of loan and deposit growth. Occupancy expense increased 12% as maintenance and repairs increased 45% and heat and utilities costs grew 23% between years. Professional fees increased $125 or 33% due to an increase in directors fees and the use of consultants for technology, compliance and collection projects.

Annual operating expenses are also expected to increase in future periods due to future branching, and product expansion.

Comparison of 2004 and 2003

Summary

The Company ended 2004 with consolidated assets of $368,690 representing growth of $26,501 or 8%.  Asset growth was attributable to strong real estate loan demand.  The Company reported net income of $4,907 or $1.41 per basic share and $1.40 per diluted share in 2004, compared to $4,302 or $1.23 per basic share and $1.22 per diluted share in 2003.  This represented earnings growth of $605 or 14%.  Return on average assets increased to 1.36% in 2004 compared to 1.34% in 2003, and return on average equity increased to 16.06% in 2004 from 14.74% in 2003.

Net Interest Income

Net interest income totaled $13,773 for 2004 and $12,479 for 2003. The $1,294 increase was due to growth in the loan portfolio which was slightly offset by a decline in the Company’s net interest margin to 4.04% for 2004 compared to 4.12% for 2003.

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

Mortgage refinance activity slowed considerably in 2004 resulting in a decline in mortgage gains to $897 in 2004 from $1,808 in 2003. The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2004 of $122,125 increased by $15,261, or 14%, from December 31, 2003.

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

Financial Condition

The Company’s consolidated total assets at December 31, 2005 were $417,073, an increase of $48,383, or 13% from December 31, 2004. The change in assets consisted primarily of an increase in net loans of $35,757, a $6,390 increase in investment securities, a $3,608 increase in cash and cash equivalents and a $1,013 increase in net premises and equipment. The asset growth was funded by an increase in total deposits of $31,632 and a $13,484 increase in borrowed funds. Deposit growth was driven by an increase in certificates of deposit of $18,189 and a $9,184 increase in savings, money market and interest checking balances. In addition, total shareholders’ equity increased $3,023 as a result of current year earnings less common stock repurchases and shareholder dividends paid.

Investment Securities

The Company’s investment portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and other borrowing sources.

The average balance of the securities portfolio, which consists of securities available for sale, was $67,741 in 2005 and $70,259 in 2004, a decrease of $2,518. The securities portfolio consists primarily of collateralized mortgage obligations and U.S. Government and agency securities. The majority of securities are rated AAA or equivalently rated. Collateralized mortgage obligations and mortgage-backed securities comprised 60% of the securities portfolio at December 31, 2005 compared to 72% at December 31, 2004. The average yield on securities was 3.45% during 2005, compared to 2.95% during 2004, which is due to the increase in market rates.

Table 3 - Investment Securities

The following table sets forth the Company’s investment securities at the dates indicated:

	December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Collateralized mortgage obligations	$39,386	54%	$43,553	66%	$46,441	61%
U.S. Government agencies and corporations	16,417	23%	10,297	16%	12,351	16%
Mortgage-backed securities	4,354	6%	3,982	6%	5,500	7%
U.S. Government and agency money market funds	1,050	1%	480	1%	2,105	3%
Certificates of deposit	4,827	7%	1,346	2%	2,957	4%
State and local government debt securities	2,933	4%	2,311	3%	2,682	4%
Total debt securities	68,967	95%	61,969	94%	72,036	95%
Equity securities	3,774	5%	3,825	6%	3,550	5%
Total securities available for sale	72,741	100%	65,794	100%	75,586	100%
Net unrealized (losses) gains	(252)		305		554
Fair value of securities available for sale	$72,489		$66,099		$76,140

Table 4 - Maturities of Debt Securities

The following table sets forth the contractual maturities and the weighted average yields (based on amortized cost) of the Company’s debt securities at December 31, 2005. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Maturing in
	Less than One year		1 to 5 years		More than 5 to 10 years		More than Over 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized mortgage obligations	$—	—	$1,365	3.78%	$17,122	3.70%	$20,899	4.04%	$39,386	3.88%
U.S. Government agencies and corporations	5,058	2.76%	11,359	4.15%	—	—	—	—	16,417	3.72%
Mortgage-backed securities	15	6.83%	1,342	4.13%	2,997	4.10%	—	—	4,354	4.12%
U.S. Government and agency money market funds	1,050	4.03%	—	—	—	—	—	—	1,050	4.03%
Certificates of deposit	4,752	4.36%	75	3.10%	—	—	—	—	4,827	4.34%
State and local government debtsecurities	377	2.96%	1,454	4.12%	962	4.11%	140	4.74%	2,933	4.00%
Total	$11,252	3.56%	$15,595	4.11%	$21,081	3.77%	$21,039	4.05%	$68,967	3.90%

Loans

The Bank offers a broad range of personal and business loan products. Total loans (which includes loans held for sale) averaged $299,353 during 2005 compared to $269,091 during 2004, an increase of $30,262, or 11%. Total loans grew 13% in 2005 to $318,965 at December 31, 2005. Real estate lending was strong with commercial real estate increasing 12%, home equity balances growing 22% and residential and construction lending up 6%. Loans to businesses grew at a rate of 16% and consumer loans increased 13% from a year ago.

The average yield on loans increased to 6.80% in 2005 from 6.17% in 2004. The prime rate average was 6.19% for 2005 and 4.34% for 2004. Management anticipates an increase on loan yields due to the increase in the prime rate however strong competition from banks and non-traditional credit providers will limit the level of the increase.

Table 5 - Composition of Loan Portfolio

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate
Commercial	$108,553	34%	$96,956	34%	$80,212	32%	$70,247	33%	$69,209	37%
Construction	15,345	5%	12,854	5%	9,669	4%	13,379	6%	6,678	4%
Residential	62,568	19%	60,314	21%	55,380	22%	40,362	19%	35,040	19%
Home equity	41,469	13%	34,139	12%	28,496	12%	19,889	9%	17,675	9%
Total real estate	227,935	71%	204,263	72%	173,757	70%	143,877	67%	128,602	69%
Commercial	69,799	22%	60,010	21%	55,486	23%	54,920	26%	43,533	23%
Consumer	21,231	7%	18,715	7%	17,269	7%	15,932	7%	15,945	8%
Total loans	$318,965	100%	$282,988	100%	$246,512	100%	$214,729	100%	$188,080	100%

Less allowance for loan losses	(4,086)		(3,866)		(3,652)		(3,295)		(2,986)
Total	$314,879		$279,122		$242,860		$211,434		$185,094

Table 6 - Scheduled Contractual Amortization of Certain Loans at December 31, 2005

The following table sets forth the scheduled contractual amortization of construction loans and commercial business loans at December 31, 2005, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial	Construction
	Business Loans	Loans	Total
Amounts due:
Within one year	$33,117	$15,345	$48,462
After one year through five years	23,036	—	23,036
Beyond five years	13,646	—	13,646
Total	$69,799	$15,345	$85,144

Interest rate terms on amounts due after one year:
Fixed	$7,228	$—	$7,228
Adjustable	29,454	—	29,454

Management seeks to maintain a high quality of assets through prudent underwriting and sound lending practices. Approximately 28% of the Company's loan portfolio is collateralized by first liens on primarily owner-occupied residential homes which have historically carried a relatively low credit risk. The Bank also maintains a commercial real estate portfolio comprised primarily of owner-occupied commercial businesses.

The Bank participates in government guaranteed loan programs including the Small Business Administration ("SBA"), Rural Development ("RD") and the Finance Authority of Maine ("FAME"). At December 31, 2005, loans under these programs totaled $18,807 of which $13,825, or 4% of the total loan portfolio outstanding, is guaranteed by the various federal and state government entities.

The Bank continues to focus on asset quality issues and emphasizes loan review and underwriting procedures. The Bank utilizes the services of M&M to perform periodic loan and documentation review. Management has established a risk rating and review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for all commercial and commercial real estate loans. The goal of the risk rating process is to address the watch list, substandard and non-performing loans, as early as possible. These components of risk management are integral elements of the Bank's loan program which have contributed to the loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in attempting to anticipate the potential effects of uncertain economic conditions (both locally and nationally).

Non-Performing Assets

Non-performing assets consist of non-accrual loans, other loans past due over 90 days, foreclosed assets and other real estate owned. Total non-performing assets as a percentage of total assets decreased to .10% or $420 at December 31, 2005, compared to .44% or $1,609 at December 31, 2004.

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

Table 7- Five-Year Schedule of Non-Performing Assets

The following table presents a summary of non-performing assets at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
Loans:
Non-accrual loans	$378	$1,571	$598	$432	$432
Loans 90 days or more past due but still accruing	—	4	8	37	75
Restructured loans	—	4	8	132	—
Non-performing loans	378	1,579	614	601	507
OREO and repossessed assets	42	30	3	165	221
Non-performing assets	$420	$1,609	$617	$766	$728
Non-performing loans as a percentage of total loans	0.12%	0.56%	0.25%	0.28%	0.27%
Non-performing assets as a percentage of total assets	0.10%	0.44%	0.18%	0.25%	0.26%
Non-performing assets as a percentage of total loans and OREO/repossessed assets	0.13%	0.57%	0.25%	0.36%	0.39%

At December 31, 2005, loans on non-accrual status totaled $378. Interest income not recognized on non-accrual loans was $11 in 2005. There was no interest income recognized on non-accrual loans in 2005.

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

At December 31, 2005 and 2004, loans classified as substandard amounted to $11,252 and $8,417, respectively, and loans classified as doubtful totaled $397 and $36, respectively. Performing loans represent 79% and 83% of the adversely classified balances as of December 31, 2005 and 2004, respectively. The Bank had no loans which were classified as loss at either date. Total classified loans as a percentage of total loans increased to 3.7% at December 31, 2005 from 2.9% at December 31, 2004. Classified loans represent loans that, in the opinion of management, could potentially migrate to non-performing or loss status. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. As of December 31, 2005 and 2004, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to 10% and 15%, respectively, of the total loan balances adversely classified. At December 31, 2005, related party loans totaling $1,942 were classified as substandard and over 30 days past due.

Table 8 - Five-Year Table of Activity in the Allowance for Loan Losses and Net Charge-offs as a Percent of Average Loans Outstanding

The following table presents net charge-offs by loan type and the activity in the allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Allowance at beginning of year	$3,866	$3,652	$3,295	$2,986	$2,658

Charge-offs:
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Home equity loans	—	(10)	—	—	(20)
Commercial business loans	(72)	(24)	(7)	(28)	(65)
Overdrafts on deposit accounts	(58)	—	—	—	—
Consumer	(96)	(144)	(113)	(161)	(99)
Total loans charged-off	(226)	(178)	(120)	(189)	(184)

Recoveries:
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	27	22
Home equity loans	1	—	—	—	—
Commercial business loans	—	12	4	5	1
Overdrafts on deposit accounts	18	—	—	—	—
Consumer	30	32	29	13	15
Total loans recovered	49	44	33	45	38
Net charge-offs	(177)	(134)	(87)	(144)	(146)
Provisions for loan losses	397	348	444	453	474
Allowance at end of year	$4,086	$3,866	$3,652	$3,295	$2,986

Total net loans outstanding at the end of year (1)	$314,879	$279,122	$242,860	$211,434	$185,094
Average net loans outstanding during the year (1)	$294,571	$264,616	$229,392	$198,120	$171,692

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.05%	0.04%	0.07%	0.08%
Net charge-offs to loans, end of period	0.06%	0.05%	0.04%	0.07%	0.08%
Allowance for loan losses to average loans outstanding	1.37%	1.44%	1.57%	1.64%	1.71%
Allowance for loan losses to loans, end of year	1.28%	1.37%	1.48%	1.53%	1.59%
Allowance for loan losses to non-performing loans	1080.95%	244.84%	594.79%	548.25%	588.95%

(1)	Excludes loans held for sale.

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and Commercial Real Estate (1)	$3,115	56%	$2,818	56%	$2,774	55%	$1,881	58%	$1,574	60%
Construction	77	5%	64	4%	48	4%	67	6%	33	4%
Residential	198	20%	214	21%	181	22%	361	19%	285	19%
Home equity	114	12%	91	12%	74	12%	248	9%	220	9%
Consumer	340	7%	354	7%	277	7%	460	8%	424	8%
Off-Balance Sheet	242	—	212	—	125	—	278	—	212	—
Unallocated	—	—	113	—	173	—	—	—	238	—
Total allowance for loan losses	$4,086	100%	$3,866	100%	$3,652	100%	$3,295	100%	$2,986	100%

(1)
Commercial and commercial real estate loans have been combined in allocating the allowance for loan losses as the Company utilizes an internal risk rating system for these loans on a consolidated basis.

The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.

In general, the Company determines the appropriate overall allowance for loan losses based upon periodic, systematic reviews of its portfolio to identify inherent losses based on management's judgment about various qualitative factors. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. The Company periodically evaluates prevailing economic and business conditions, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the allowance for loan losses are quantified to cover the estimated losses inherent in each loan category based on the results of this detailed review process.

Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "6", estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans, or loans no longer accruing interest as a result of the deemed uncollectibility of interest due, which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.

Consumer loans, which include residential mortgages, home equity loans, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.

At December 31, 2005, the reserve allocated to the commercial and commercial real estate category constitutes 76% of the total allowance for loan losses compared to 73% at December 31, 2004. The change is due to an increase in adversely classified loans. The allocation of the allowance for loan losses for construction, residential, home equity, consumer and off-balance sheet remains consistent between years.

The results of all analyses are reviewed and discussed by the Board of Directors on a quarterly basis. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is appropriate as of December 31, 2005. Although management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.

Funding and Liquidity

The Company’s principal sources of funding are deposits and borrowed funds. The Company has a comprehensive liquidity management program in place. It maintains adequate funding for its assets by monitoring anticipated sources and uses of funding. Deposits are attracted principally from within the Company's primary market area through the offering of a broad variety of deposit products, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100 or more) and retirement savings plans. In addition to traditional in-market deposit sources, the Company has other sources of liquidity, including proceeds from maturing investment securities and loans, the sale of investment securities, Federal Funds through correspondent bank relationships, brokered deposits and Federal Home Loan Bank (FHLB) borrowings. Additional liquidity is available in the loan portfolio through sale of residential mortgages and the guaranteed portion of SBA loans. The Company also maintains a $5,000 credit line with a correspondent bank. Management believes that the current level of liquidity is sufficient to meet current and future funding requirements.

Deposits

In 2005, total deposits increased by $31,632 to $331,414, an 11% increase over 2004. The combination of rising short-term interest rates and special deposit promotions resulted in certificates of deposit growth of 27% and savings account increases of 34%. The direct mail marketing campaign to businesses and individuals under the High Performance Checking program continues to spur core deposit growth with checking account balances increasing 4% in 2005.

The Company’s focus on quality customer service combined with the marketing of the High Performance Checking program contributed to the deposit growth in 2005. The program includes free checking accounts for businesses and individuals, direct mail advertising, Tell-A-Friend referrals and an attractive selection of premium gifts. The Company continues to develop consumer and commercial deposit relationships through referrals and additional contacts within its market area.

The Bank’s average cost of deposits (including non-interest checking) was 1.86% for the year 2005, compared to 1.42% during 2004. The increase was due to rising short-term interest rates.

Table 10 - Average Deposit Balances and Rates

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
Non-interest checking	$52,869	—	17%	$50,331	—	18%	$41,740	—	17%
Interest checking	42,886	0.69%	14%	40,693	0.36%	14%	34,188	0.28%	14%
Money market	53,087	2.26%	17%	45,852	1.12%	16%	36,943	0.95%	15%
Savings	50,759	1.14%	16%	43,229	0.37%	15%	41,241	0.58%	17%
Brokered deposits	39,702	3.97%	13%	37,937	3.88%	14%	22,727	4.69%	9%
Certificates of deposit	71,910	2.98%	23%	65,944	2.65%	23%	68,948	3.17%	28%
Total	$311,213	1.86%	100%	$283,986	1.42%	100%	$245,787	1.60%	100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank’s depositors are residents in its primary market area except for $47,762 in brokered deposits at December 31, 2005.

The following table summarizes at December 31, 2005 the Bank’s certificates of deposit (CD) of $100 or more and by time remaining until maturity:

Maturity Period:
Less than three months	$5,165
Over three months through six months	6,547
Over six months through twelve months	12,191
Over twelve months	38,407
Total	$62,310

Borrowings

Borrowings supplement deposits as a source of liquidity. Borrowed funds consist mainly of securities sold under agreement to repurchase and advances from the FHLB. Total borrowings were $47,008 at December 31, 2005 compared to $33,524 at December 31, 2004, an increase of $13,484. Short-term borrowings include federal funds purchased, commercial lines of credit, FHLB overnight, Treasury, tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury. The following table sets forth certain information regarding short-term borrowed funds for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Balance outstanding at end of year	$24,074	$17,854	$31,283
Average balance during the year	19,851	22,820	29,698
Maximum outstanding at any month-end during the year	24,074	35,932	44,377
Average interest rate during the year	1.87%	0.89%	0.97%
Average interest rate at end of the year	2.49%	1.12%	0.83%

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit, unadvanced commitments under commercial and home equity lines of credit, credit cards, and overdraft protection accounts. Such financial instruments are recorded in the consolidated financial statements when funded.

Contractual Obligations and Commitments

Table 11 - Contractual Obligations and Commitments

The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2005.

		Payments Due by Period:
Contractual Obligations	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Operating leases	$913	$288	$404	$208	$13
Long-term debt (FHLB borrowings)	22,934	3,181	11,013	7,151	1,589
Total contractual obligations	$23,847	$3,469	$11,417	$7,359	$1,602

		Commitment Expires in:
Other Commitments	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Letters of credit	$1,392	$1,138	$—	$254	$—
Other commitments to extend credit	73,156	45,464	2,632	1,102	23,958
Total commitments	$74,548	$46,602	$2,632	$1,356	$23,958

At December 31, 2005, the Company had interest rate swap agreements with notional amounts of $10,000. The following table summarizes the Company’s obligations under the interest rate swap agreements.

	Payments Due by Period:
	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Fixed payments from counterparty	$279	$—	$—	$—
Payments based on prime rate	318	—	—	—
Net cash outflow	$39	$—	$—	$—

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 4th quarter of 2005.

Estimated
Rate Change	Change in NII
+200bp	1.28%

-200bp	(3.26)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of December 31, 2005, the Company had a notional principal of $10,000 in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4 - Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

Capital Resources

At December 31, 2005, shareholders’ equity totaled $34,352 or 8.2% of total assets, as compared to $31,329 or 8.5% at December 31, 2004. The net increase in shareholders’ equity was attributable to: net income of $5,738 less share repurchases of $19; $408 in unrealized losses on securities available for sale and derivative instruments; and $2,203 in cash dividends to the Company’s shareholders.

During 2005, the Company repurchased 5,500 shares of common stock at an average price of $21.70 and in 2004 the Company repurchased 89,592 shares of common stock at an average price of $23.36. Upon completion of the third stock repurchase program, the Board of Directors approved a fourth stock repurchase program in June 2004 authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of December 31, 2005, 22,137 shares had been repurchased under this program. No shares were repurchased during the fourth quarter of 2005. Future repurchases will be made from time to time at the discretion of Company management.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios. The Company’s risk-based capital ratios for Tier 1 and Tier 2 Capital (as defined by federal banking agency regulations) at December 31, 2005 of 11.06% and 12.40%, respectively, exceed regulatory guidelines for capital adequacy. The Company’s Tier 1 and Tier 2 risk-based capital ratios at December 31, 2004 were 11.83% and 13.09%, respectively. The Bank is also subject to federal regulatory capital requirements. At December 31, 2005, the Bank was deemed to be “well capitalized” under the applicable regulations. See Note 17 to the Consolidated Financial Statements.

Equity Ratios

Table 12 - Equity Ratios

The following tables summarize the Company’s key equity ratios at December 31, 2005, 2004 and 2003.

	2005	2004	2003

Return on average assets	1.47%	1.36%	1.34%
Return on average equity	17.59%	16.06%	14.74%
Dividend payout ratio	38.33%	38.32%	37.16%
Average equity to average assets	8.35%	8.49%	9.12%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31,
	2005	2004
(In thousands, except number of shares and per share data)

ASSETS
Cash and due from banks	$13,785	$10,092
Interest-bearing deposits with banks	43	128
Total cash and cash equivalents	13,828	10,220
Investment securities - available for sale	72,489	66,099
Loans held for sale	925	617
Loans receivable	318,965	282,988
Less allowance for loan losses	4,086	3,866
Net loans receivable	314,879	279,122
Properties and equipment, net	4,863	3,850
Cash surrender value of life insurance	4,018	3,854
Deferred income tax benefit	1,372	1,079
Accrued income and other assets	4,699	3,849
Total assets	$417,073	$368,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$56,204	$51,945
Savings, money market and interest checking deposits	151,798	142,614
Certificates of deposit	123,412	105,223
Total deposits	331,414	299,782
Securities sold under agreements to repurchase (term and demand)	18,534	16,486
Other borrowed funds	28,474	17,038
Accrued expenses and other liabilities	4,299	4,055
Total liabilities	382,721	337,361
Commitments (Notes 4, 8, 10, 14, 17 and 18)
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,435,851 shares in 2005 and 3,340,310 shares in 2004	3,436	3,340
Capital surplus	24,188	22,037
Retained earnings	6,947	5,763
Accumulated other comprehensive (loss) income
Unrealized (loss) gain on securities available for sale, net of tax	(167)	203
Net unrealized depreciation on derivative instruments marked to market, net of tax	(52)	(14)
Total shareholders’ equity	34,352	31,329
Total liabilities and shareholders’ equity	$417,073	$368,690

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except number of shares and per share data)	2005	2004	2003

Interest and dividend income
Interest and fees on loans	$20,368	$16,609	$15,302
Interest on investment securities	2,192	1,953	1,754
Dividends on investment securities	146	118	157
Interest on federal funds sold	118	28	-
Total interest and dividend income	22,824	18,708	17,213

Interest expense
Interest on deposits	5,795	4,041	3,939
Interest on borrowed funds	1,259	894	795
Total interest expense	7,054	4,935	4,734
Net interest income	15,770	13,773	12,479
Provision for loan losses	397	348	444
Net interest income after provision for loan losses	15,373	13,425	12,035

Non-interest income
Service charges on deposit accounts	1,496	1,399	1,161
Other service charges and fees	836	790	706
Trust fees	1,567	1,382	1,186
Net gain on sale of mortgage and credit card loans	790	897	1,808
Net gain (loss) on investment securities	19	155	(51)
Other	537	382	371
Total non-interest income	5,245	5,005	5,181

Non-interest expense
Salaries and employee benefits	6,835	6,310	5,887
Occupancy expense	959	858	811
Equipment expense	655	606	637
Advertising and promotion	634	578	607
Data processing	611	686	626
Professional fees	500	375	397
Other	1,792	1,629	1,753
Total non-interest expense	11,986	11,042	10,718
Income before income taxes	8,632	7,388	6,498
Income tax expense	2,894	2,481	2,196
Net income	$5,738	$4,907	$4,302

Per share data
Basic earnings per common share	$1.67	$1.41	$1.23
Diluted earnings per common share	$1.66	$1.40	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2002	$3,194	$20,381	$5,498	$536	$(1,221)	$28,388

Net income	—	—	4,302	—	—	4,302
Change in unrealized gain on securities available for sale, net of deferred income taxes of $89	—	—	—	(170)	—	(170)
Comprehensive income	—	—	4,302	(170)	—	4,132
Common stock options exercised, 184,142 shares	45	(57)	(1,458)	—	2,224	754
Tax benefit related to exercise of stock options	-	98	—	—	—	98
3% common stock dividend declared	96	1,340	(1,438)	—	—	(2)
Treasury stock purchased (75,031 shares at an average price of $16.23)	—	—	—	—	(1,218)	(1,218)
Common stock cash dividends declared, $.48 per share	—	—	(1,599)	—	—	(1,599)
Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$(215)	$30,553

Net income	—	—	4,907	—	—	4,907
Unrealized loss on derivative instruments, net of deferred taxes of $7	—	—	—	(13)	—	(13)
Change in unrealized gain on securities available for sale, net of deferred income taxes of $85	—	—	—	(164)	—	(164)
Comprehensive income	—	—	4,907	(177)	—	4,730
Common stock options exercised, 7,628 shares	2	9	(42)	—	97	66
Tax benefit related to exercise of stock options	—	21	—	—	—	21
3% common stock dividend declared	100	2,422	(2,526)	—	—	(4)
Treasury stock purchased (72,592 shares at an average price of $24.80)	—	—	—	—	(1,801)	(1,801)
Treasury stock retirement	(80)	(1,839)	—	—	1,919	—
Common stock repurchased (17,000 shares at an average price of $20.88)	(17)	(338)	—	—	—	(355)
Common stock cash dividends declared, $.56 per share	—	—	(1,881)	—	—	(1,881)
Balance at December 31, 2004	$3,340	$22,037	$5,763	$189	$—	$31,329

Net income	—	—	5,738	—	—	5,738
Unrealized loss on derivative instruments, net of deferred taxes of $20	—	—	—	(38)	—	(38)
Change in unrealized gain on securities available for sale, net of deferred income taxes of $189	—	—	—	(370)	—	(370)
Comprehensive income	—	—	5,738	(408)	—	5,330
Common stock options exercised, 7,628 shares	1	11	—	—	—	12
Tax benefit related to exercise of stock options	-	2	—	—	—	2
3% common stock dividend declared	100	2,251	(2,355)	—	—	(4)
Common stock repurchased (5,500 shares at an average price of $21.70)	(5)	(113)	—	—	—	(118)
Common stock cash dividends declared, $.64 per share	—	—	(2,199)	—	—	(2,199)
Balance at December 31, 2005	$3,436	$24,188	$6,947	$(219)	$—	$34,352

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2005	2004	2003
Cash flows from operating activities
Net income	$5,738	$4,907	$4,302
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	388	392	457
Amortization	256	523	650
Net amortization on investment securities	423	800	979
Deferred income taxes	(83)	(129)	(125)
Provision for loan losses	397	348	444
Net (gain) loss on sale of credit card portfolio, investment securities and property and equipment	(124)	(150)	57
Net change in:
Loans held for sale	(308)	172	431
Deferred loan fees, net	(103)	(29)	26
Accrued income and other assets	(1,341)	(712)	(876)
Accrued expenses and other liabilities	244	527	389
Net cash provided by operating activities	5,487	6,649	6,734

Cash flows from investing activities
Net loans made to customers	(36,808)	(36,581)	(31,895)
Proceeds from sale of credit card portfolio	863	—	—
Acquisition of premises and equipment and computer software	(1,478)	(1,033)	(295)
Purchase of investment securities available for sale	(53,993)	(56,511)	(79,253)
Proceeds from sales and maturities of investment securities available for sale	46,642	65,658	70,691
Proceeds from sale of other real estate owned	—	—	153
Net cash used by investing activities	(44,774)	(28,467)	(40,599)

Cash flows from financing activities
Net increase in demand, savings and NOW deposits	13,443	28,728	18,859
Net increase in certificates of deposit	18,189	12,206	1,132
Net increase (decrease) in securities sold under agreements to repurchase	2,048	(3,876)	1,126
Net increase (decrease) in other borrowed funds	4,172	(9,553)	1,881
Long-term advances from the Federal Home Loan Bank	10,000	3,290	10,000
Payments on long-term advances	(2,736)	(5,597)	(679)
Dividends paid on common stock	(2,115)	(1,816)	(1,511)
Repurchase of common stock	(118)	(2,156)	(1,218)
Proceeds from stock issuance	12	66	754
Net cash provided by financing activities	42,895	21,292	30,344
Net increase (decrease) in cash and cash equivalents	3,608	(526)	(3,521)
Cash and cash equivalents, beginning of year	10,220	10,746	14,267
Cash and cash equivalents, end of year	$13,828	$10,220	$10,746
Supplemental disclosures of cash flow information
Cash paid for interest	$6,935	$4,710	$4,717
Income tax paid	3,028	2,668	1,999

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of other real estate owned, management obtains independent appraisals for significant properties. In connection with the valuation of mortgage servicing rights, management obtains an independent third party valuation.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Merrill Merchants Bancshares, Inc. and its wholly-owned subsidiary, Merrill Merchants Bank, a state-chartered bank. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company accounts for its unconsolidated partially-owned entity on the equity method of accounting.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit, unadvanced commitments under commercial and home equity lines of credit, credit cards, and overdraft protection accounts. Such financial instruments are recorded in the consolidated financial statements when funded.

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

Advertising

Advertising is expensed as incurred.

Earnings Per Share

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in 2005, 2004 and 2003. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

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

SFAS No. 123(R) will be effective for the Company’s quarterly interim financial reporting period ending March 31, 2006. Management expects adoption of SFAS No. 123(R) will not have a material effect on the Company’s consolidated financial statements.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement, as applicable. Management expects this Statement will not have a material effect on the financial condition and results of operations of the Company.

FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005 with earlier application permitted. Management expects that application of this FSP will not have a material effect on the consolidated financial condition and results of operations of the Company.

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

The amortized cost of investment securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2005 and 2004 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
Collateralized mortgage obligations	$39,386	$—	$(628)	$38,758
U.S. Government agencies and corporations	16,417	—	(168)	16,249
Mortgage-backed securities	4,354	5	(104)	4,255
U.S. Government and agency money market funds	1,050	—	—	1,050
Certificates of deposit	4,827	—	—	4,827
State and local government debt securities	2,933	—	—	2,933
Total debt securities	68,967	5	(900)	68,072
Equity securities	3,774	643	—	4,417
Total securities available for sale	$72,741	$648	$(900)	$72,489

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
Collateralized mortgage obligations	$43,553	$30	$(315)	$43,268
U.S. Government agencies and corporations	10,297	18	(34)	10,281
Mortgage-backed securities	3,982	38	(40)	3,980
U.S. Government and agency money market funds	480	—	—	480
Certificates of deposit	1,346	—	—	1,346
State and local government debt securities	2,311	—	—	2,311
Total debt securities	61,969	86	(389)	61,666
Equity securities	3,825	608	—	4,433
Total securities available for sale	$65,794	$694	$(389)	$66,099

Included in equity securities are the Company’s investments in Federal Home Loan Bank and Federal Reserve Bank stock, carried at their cost basis of $2,493. Management has determined that these investments are not impaired at December 31, 2005 and 2004.

During 2005, 2004 and 2003, the Company sold investment securities available for sale for total proceeds of $70, $352 and $4,069, respectively. The sales resulted in gross realized gains of $19 and $155 for 2005 and 2004, respectively, and gross realized losses of $51 for 2003.

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are allocated among the above maturity groupings based on their final maturity dates.

	Amortized	Fair
	Cost	Value

Due in one year or less	$11,252	$11,185
Due from one to five years	15,595	15,460
Due from five to ten years	21,081	20,704
Due after ten years	21,039	20,723
Total debt securities	$68,967	$68,072

Management reviews securities with unrealized losses for other than temporary impairment. At the present time, there have been no material changes in the credit quality of these securities. The unrealized losses on the Company’s investments were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005. Information regarding securities temporarily impaired is summarized below:

	Less than 1 year		More than 1 year		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
Collateralized mortgage obligations	$17,715	$(236)	$20,317	$(392)	$38,032	$(628)
U.S. Government agencies and corporations	10,263	(95)	5,985	(73)	16,248	(168)
Mortgage-backed securities	1,448	(28)	1,726	(76)	3,174	(104)
	$29,426	$(359)	$28,028	$(541)	$57,454	$(900)

	Less than 1 year		More than 1 year		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
Collateralized mortgage obligations	$12,852	$(105)	$21,033	$(210)	$33,885	$(315)
U.S. Government agencies and corporations	5,024	(22)	997	(12)	6,021	(34)
Mortgage-backed securities	2,270	(40)	—	—	2,270	(40)
	$20,146	$(167)	$22,030	$(222)	$42,176	$(389)

4.	Derivative Financial Instruments

The Company has interest rate swap agreements with notional amounts of $10,000 at December 31, 2005. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related pronouncements, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements are recorded in other comprehensive income. As of December 31, 2005, the swaps represented a liability of $79, less tax of $27, which has been recorded as other comprehensive loss in the consolidated statements of changes in shareholders’ equity.

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

On a quarterly basis, derivative instruments are reviewed as part of the asset/liability management process. Any derivatives are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. As of December 31, 2005, the Company had $10,000 (notional principal amount) in swap contracts in which the Company is hedging prime-based variable commercial loans to a fixed rate of 5.93%. The interest rate swap agreements mature in June 2006.

5.	Loans Receivable

The components of loans receivable follow:
	2005	2004
Real estate:
Commercial real estate	$108,553	$96,956
Residential real estate	62,568	60,314
Construction	15,345	12,854
Home equity	41,469	34,139
Total real estate	227,935	204,263
Commercial	69,797	60,111
Consumer	21,231	18,715
Plus (less) deferred loan costs (fees)	2	(101)
Total	$318,965	$282,988

The Bank’s lending activities are conducted principally in eastern and central Maine.  The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans.  The Bank grants loans for the construction of residential homes, multi-family properties and commercial real estate properties.  In addition, the Bank provides indirect auto and recreational vehicle lending, as well as other types of loans, including personal unsecured, recreational vehicle, automobile, mobile home, and home equity loans. Most loans granted by the Bank are either collateralized by real estate and/or business assets or guaranteed by federal and local governmental authorities.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

As of December 31, 2005 and 2004, non-accrual loans were $378 and $1,571, respectively. Interest foregone was $11, $47, and $24 for 2005, 2004 and 2003, respectively. Accruing loans which are 90 days past due or more totaled $4 at December 31, 2004.

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

The following table sets forth information on impaired loans:

	2005	2004	2003
Impaired loans
Valuation allowance required	$208	$—	$222
No valuation allowance required	—	5	77
Total impaired loans	$208	$5	$299
Average balance of impaired loans during the year	$89	$256	$687
Portion of allowance for loan losses allocated to the impaired loan balance	112	1	60

Interest income recognized for cash payments on impaired loans during 2005, 2004 and 2003 was not material to the consolidated financial statements.

The Bank has entered into loan transactions with its directors, executive officers, significant shareholders of the Company and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transac-tions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Loans to related parties follows:

	2005	2004	2003
Balance, January 1	$15,852	$14,500	$12,656
Loans made/advanced and additions	5,769	6,533	8,723
Repayments and reductions	(9,007)	(5,181)	(6,879)
Balance, December 31	$12,614	$15,852	$14,500

Commitments, as described in Note 14, to related parties totaled $3,256 and $1,254 at December 31, 2005 and 2004, respectively.

6.	Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows:

	2005	2004	2003
Balance at beginning of year	$3,866	$3,652	$3,295
Add: Provision for loan losses	397	348	444
Recoveries of previous charge-offs	49	44	33
Less: Loans charged off	(226)	(178)	(120)
Balance at end of year	$4,086	$3,866	$3,652

7.	Mortgage Servicing

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2005	2004	2003

Balance of loans serviced for others	$141,125	$122,125	$106,864

Mortgage servicing rights
Balance at beginning of year	$938	$792	$423
Mortgage servicing rights capitalized	422	494	869
Amortization charged against mortgage servicing income	(360)	(355)	(476)
Valuation adjustment	13	7	(24)
Balance at end of year	$1,013	$938	$792

Valuation allowance
Balance at beginning of year	$(17)	$(24)	$—
Increase in impairment reserve	(48)	(15)	(38)
Reduction of impairment reserve	61	22	14
Balance at end of year	$(4)	$(17)	$(24)

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition of the Company.

8.	Properties and Equipment

A summary of properties and equipment follows:
	2005	2004

Land and land improvements	$559	$559
Bank premises	2,893	2,347
Construction in progress	1,267	687
Furniture and equipment	2,982	3,221
Leasehold improvements	409	400
Total cost	8,110	7,214
Less accumulated depreciation	3,247	3,364
Net properties and equipment	$4,863	$3,850

Depreciation expense amounted to $388, $392 and $457 in 2005, 2004 and 2003, respectively.

In July 2004, the Bank acquired a historic building located at 183 Main Street, Bangor, Maine. This property is adjacent to the Bank’s headquarters property at 201 Main Street. Construction is in progress to renovate the historic building and the $1,500 project is targeted for completion in March 2006.

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $334, $348 and $343 for 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable leases at December 31, 2005 follow:

2006	$288
2007	231
2008	173
2009	154
2010	54
Thereafter	13
$913

9.	Investment in Partially-Owned Entity

Merrill Merchants Bank has a 50% ownership interest in M&M Consulting Limited Liability Company (“M&M”). M&M provides loan review, regulatory compliance, training and internal auditing to financial institutions. The Company’s investment in M&M as of December 31, 2005 and 2004 totaled $502 and $315, respectively. Income recognized from such investment for the years ended 2005, 2004 and 2003 totaled $187, $158 and $150, respectively, and is included in other income.

10.	Employee Benefit Plans

The Company has established a defined contribution pension plan under Section 401(k) of the Internal Revenue Code. Plan participants, who consist of all employees meeting minimum age and service requirements who elect to participate, are permitted to contribute a percentage of their wages to the plan on a pre-tax basis. The Company matches a portion of each employee’s contribution, resulting in an expense of $149, $134 and $114 for 2005, 2004 and 2003, respectively.

The Company adopted a nonqualified supplemental executive retirement plan for the benefit of key employees. Life insurance policies were acquired to generate income to offset the cost of the plan. The amount of each annual benefit is indexed to the financial performance of each insurance policy owned by the Bank over the Bank’s cost of funds expense. The present value of these benefits is being expensed over the employment service period which amounted to $277, $247 and $187 for 2005, 2004 and 2003, respectively. The cash value of these policies was $4,018 and $3,854 at December 31, 2005 and 2004, respectively.

11.	Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100 was $62,310 and $55,677 at December 31, 2005 and 2004, respectively. Certificates of deposit included brokered deposits in the amount of $47,762 and $39,114 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit follow:

2005	$53,606
2006	41,233
2007	9,894
2008	13,157
2009	5,384
Thereafter	138
$123,412

12.	Borrowed Funds

Borrowed funds consists of advances from the Federal Home Loan Bank (FHLB), commercial bank line of credit advances, Treasury, tax and loan notes and securities sold under agreements to repurchase with municipal, nonprofit and commercial customers.

Short- and long-term borrowings from the FHLB consist of fixed rate borrowings and are collateralized by all stock in the FHLB and a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and other qualified assets. The Company, through its banking subsidiary, has an available line of credit with the FHLB of $3,509.

A summary of long-term borrowings from the Federal Home Loan Bank follows:

December 31, 2005			December 31, 2004
Maturity	Principal		Maturity	Principal
Dates	Amounts	Interest Rates	Dates	Amounts	Interest Rates

2006	$3,181	3.38% - 6.47%	2005	$2,594	3.38% - 7.34%
2007	4,795	2.31% - 6.47%	2006	2,929	2.31% - 6.47%
2008	6,218	3.02% - 4.37%	2007	4,532	3.02% - 6.47%
2009	1,056	3.38% - 4.37%	2008	3,943	3.38% - 3.82%
2010	6,095	3.38% - 4.37%	2009	769	3.38%
Thereafter	1,589	3.38% - 4.37%	Thereafter	903	3.38%
	$22,934			$15,670

At December 31, 2005 and 2004, investment securities with amortized cost of $62,651 and $55,575 and fair value of $61,755 and $54,986, respectively, were pledged to secure public deposits, Treasury, tax and loan deposits, securities sold under agreements to repurchase and borrowings and for other purposes required or permitted by law. Balances outstanding at December 31 are shown in the table below:

	2005	2004

Securities sold under agreements to repurchase	$18,534	$16,486
FHLB overnight borrowings	3,500	—
Treasury, tax and loan deposits	2,040	1,168
Federal funds purchased	—	200
	$24,074	$17,854

Average balance outstanding	$19,851	$22,820
Weighted average interest rate at end of the year	2.49%	1.12%

At December 31, 2005, the Company had a $5,000 commercial bank line of credit that expires in 2006. The floating rate note is based on the one month London Interbank Offer Rate (4.40% at December 31, 2005) plus 1.75%.

13.	Income Taxes

The current and deferred components of income tax expense follow:

	2005	2004	2003

Current
Federal	$2,892	$2,530	$2,249
State	85	80	72
	2,977	2,610	2,321
Deferred
Federal	(83)	(129)	(125)
	$2,894	$2,481	$2,196

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	2005	2004	2003
Computed federal tax expense	$2,935	$2,512	$2,210
State franchise tax, net of federal benefits	56	53	48
Benefit of tax-exempt income	(34)	(36)	(47)
Increase in cash surrender value of life insurance	(56)	(43)	(40)
Other, net	(7)	(5)	25
Recorded income tax expense	$2,894	$2,481	$2,196

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities follow:
	2005	2004

Deferred income tax assets
Allowance for loan losses	$1,165	$1,107
Accrued post-retirement benefits	369	382
Unrealized loss on securities available for sale	86	—
Other	237	146
Total gross deferred income tax assets	1,857	1,635

Deferred income tax liabilities
Mortgage servicing rights	344	319
Depreciation and amortization	141	133
Unrealized gain on securities available for sale	—	104
Total gross deferred income tax liabilities	485	556
Net deferred income tax asset	$1,372	$1,079

Management expects the Company will realize all deferred income tax benefits to offset the income tax liabilities arising from the reversal of taxable temporary differences and taxable income generated in future years. Accordingly, the Company has not established a valuation allowance for deferred income tax benefits.

14.	Financial Instruments With Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.

The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2005, 2004 or 2003.

A summary of financial instruments with off-balance sheet risk at December 31, 2005 and 2004 follows:

	2005	2004
Commitments to extend credit	$9,293	$12,676
Letters of credit	1,392	1,417
Unadvanced commitments
Secured by real estate	38,680	23,983
Commercial lines of credit	23,483	23,759
Consumer lines of credit	1,700	5,069
Interest rate swaps (notional)	10,000	10,000

15.	Shareholders’ Equity

The Company distributed a 3% stock dividend in April of 2005, 2004 and 2003. Earnings per share for 2005, 2004 and 2003 have been restated to reflect these stock dividends.

In June 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. During 2005, the Company repurchased 5,500 shares at a total cost of $118. A total of 147,858 shares remain under this program at December 31, 2005.

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

Decreased common stock	$80
Decreased capital surplus	1,839
Eliminated treasury stock	$1,919

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for number of shares and per share data):

	2005	2004	2003
Basic earnings per share
Net income, as reported	$5,738	$4,907	$4,302
Weighted-average shares outstanding	3,437,205	3,472,281	3,507,018
Basic earnings per share	$1.67	$1.41	$1.23

Diluted earnings per share
Net income, as reported	$5,738	$4,907	$4,302
Weighted-average shares outstanding	3,437,205	3,472,281	3,507,018
Effect of stock options, net of assumed stock purchases	28,601	29,416	21,656
Adjusted weighted-average shares outstanding	3,465,806	3,501,697	3,528,674
Diluted earnings per share	$1.66	$1.40	$1.22

17.	Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2005 that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

The following table summarizes the Company’s and Bank’s actual and minimum capital amounts and ratios at December 31, 2005 and 2004. No deduction was made from capital for interest-rate risk in 2005 and 2004.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$38,188	12.40%	$24,629	8.00%	N/A
Bank	36,008	11.76	24,486	8.00	$30,608	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	34,048	11.06	12,314	4.00	N/A
Bank	32,179	10.51	12,243	4.00	18,365	6.00
Tier 1 capital ratio (to average assets)
Consolidated	34,048	8.31	16,396	4.00	N/A
Bank	32,179	7.88	12,257	3.00	20,429	5.00

As of December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$33,867	13.09%	$20,706	8.00%	N/A
Bank	32,447	12.60	20,597	8.00	$25,746	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	30,624	11.83	10,353	4.00	N/A
Bank	29,221	11.35	10,298	4.00	15,447	6.00
Tier 1 capital ratio (to average assets)
Consolidated	30,624	8.26	14,824	4.00	N/A
Bank	29,221	7.91	11,079	3.00	18,465	5.00

18.	Stock Options

Under the Employee and Director Stock Option Plan, the incentive stock option plan for officers and employees and the nonstatutory stock option plan for directors provide for the issuance of up to 763,314 shares of common stock.  The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the book value of common stock, on the date such option is granted. Options granted are subject to an initial vesting period of one, two or three years, after which options become exercisable until ten years from the grant date.

The Company accounts for these options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s 2005, 2004 and 2003 net income and earnings per share would have been reduced to the proforma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$5,738	$4,907	$4,302
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred income taxes	(21)	(23)	(28)
Proforma net income	$5,717	$4,884	$4,274

	Year Ended December 31,
	2005	2004	2003
Earnings per share:
Basic - as reported	$1.67	$1.41	$1.23
Basic - proforma	$1.66	$1.40	$1.22

Diluted - as reported	$1.66	$1.40	$1.22
Diluted - proforma	$1.65	$1.39	$1.21

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in 2003: dividend yield of 2.93%, expected volatility of 19%, risk-free interest rate of 4.4%, and expected lives of three years. There were no options granted in 2005 and 2004.

A summary of the status of the stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below.

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	60,086	$12.13	75,107	$12.60	279,333	$7.32
Granted	—	—	—	—	3,000	15.50
Exercised	(1,005)	12.22	(7,277)	9.86	(186,142)	5.01
Forfeited	(3,064)	13.88	(9,859)	15.08	(26,654)	7.92
Additional shares for which options are exercisable due to stock dividends	1,799	—	2,115	—	5,570	—
Outstanding at end of year	57,816	$11.67	60,086	$12.13	75,107	$12.60

Options exercisable at year end	54,539	$11.52	29,441	$9.29	30,028	$8.93
Weighted-average fair value of options granted during the year		$—		$—		$2.13

The following information applies to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Wtd. Avg.
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 7.55 - $ 9.33	25,403	4.3	$8.40	25,403	$8.40
$12.51 - $14.46	32,413	6.9	14.22	29,136	14.23

19.	Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents. The fair value of cash and due from banks and interest-bearing deposits with banks approximates their relative book values, as these financial instruments have short maturities.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include properties and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

A summary of the estimated fair values for the Company’s significant financial instruments at December 31, 2005 and 2004 follows:

	2005		2004
		Estimate		Estimate
	Carrying	of Fair	Carrying	of Fair
	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	$13,828	$13,828	$10,220	$10,220
Investment securities	72,489	72,489	66,099	66,099
Loans held for sale	925	931	617	619
Loans receivable, net	314,879	310,243	279,122	279,002
Cash surrender value of life insurance	4,018	4,018	3,854	3,854
Accrued interest receivable	1,605	1,605	1,239	1,239
Capitalized mortgage servicing rights	1,013	1,463	938	1,190

Financial Liabilities
Deposits (with no stated maturity)	208,002	208,002	194,559	194,559
Certificates of deposit	123,412	121,743	105,223	105,558
Accrued interest payable	756	756	637	637
Borrowed funds	47,008	46,080	33,524	33,493
Interest rate swaps	79	79	21	21

20.	Parent Company Financial Information

Condensed financial information for Merrill Merchants Bancshares, Inc. exclusive of its subsidiary follows:

Balance Sheet
	December 31,
	2005	2004
Assets
Cash	$21	$12
Investment securities at fair value	2,974	2,420
Investment in subsidiary	32,059	29,524
Other assets	7	1
Total assets	$35,061	$31,957

Liabilities and shareholders’ equity
Dividend payable and accrued expenses	$709	$628
Shareholders’ equity	34,352	31,329
Total liabilities and shareholders’ equity	$35,061	$31,957

Statements of Income
	Years Ended December 31,
	2005	2004	2003
Operating income:
Dividends from bank subsidiary	$2,834	$1,755	$—
Interest and dividend income on investments	25	28	90
Net gains (losses) on sales of securities	19	155	(51)
Total income	2,878	1,938	39
Operating expenses:
Interest on borrowed funds	1	1	—
Other expenses	125	132	97
Total operating expenses	126	133	97
Income (loss) before income tax expense (benefit) and equity in undistributed net income of subsidiary.	2,752	1,805	(58)
Income tax expense (benefit)	(22)	17	(29)
Income (loss) before equity in undistributed net income of subsidiary	2,774	1,788	(29)
Equity in undistributed net income of subsidiary	2,964	3,119	4,331
Net income	$5,738	$4,907	$4,302

Statements of Cash Flows
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$5,738	$4,907	$4,302
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income from subsidiary	(2,964)	(3,119)	(4,331)
Net (gain) loss on sale of investment securities	(19)	(155)	51
(Increase) decrease in other assets	(6)	231	(12)
Increase (decrease) in other liabilities	(19)	69	91
Net cash provided by operating activities	2,730	1,933	101
Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	2,225	3,802	6,248
Purchase of investment securities	(2,725)	(1,825)	(4,370)
Net cash (used) provided by investing activities	(500)	1,977	1,878
Cash flows from financing activities:
Proceeds from issuance of common stock	12	66	754
Dividends paid	(2,115)	(1,816)	(1,511)
Repurchase of common stock	(118)	(2,156)	(1,218)
Net cash used by financing activities	(2,221)	(3,906)	(1,975)
Net increase in cash	9	4	4
Cash, beginning of year	12	8	4
Cash, end of year	$21	$12	$8

21.	Selected Quarterly Data (unaudited)

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,311	$5,951	$5,503	$5,059	$4,957	$4,782	$4,563	$4,406
Interest expense	2,092	1,890	1,635	1,437	1,341	1,261	1,176	1,157
Net interest income	4,219	4,061	3,868	3,622	3,616	3,521	3,387	3,249
Provision for loan losses	97	106	100	94	92	88	84	84
Net interest income after provision for loan losses	4,122	3,955	3,768	3,528	3,524	3,433	3,303	3,165
Non-interest income	1,435	1,215	1,287	1,289	1,224	1,168	1,304	1,154
Net gain on securities	—	—	—	19	90	—	—	65
Non-interest expense	3,095	2,963	2,998	2,930	2,833	2,719	2,815	2,675
Income before income taxes	2,462	2,207	2,057	1,906	2,005	1,882	1,792	1,709
Income tax expense	808	745	692	649	649	648	598	586
Net income	$1,654	$1,462	$1,365	$1,257	$1,356	$1,234	$1,194	$1,123
Basic earnings per share	$0.48	$0.43	$0.40	$0.37	$0.39	$0.36	$0.34	$0.32
Diluted earnings per share	$0.48	$0.42	$0.39	$0.36	$0.39	$0.36	$0.34	$0.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Merrill Merchants Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merrill Merchants Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Berry, Dunn, McNeil & Parker
BERRY DUNN MCNEIL & PARKER
Bangor, Maine
February 24, 2006

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management, including the Company’s Chairman, Chief Executive Officer and Principal Executive Officer and Executive Vice President, Treasurer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s Chairman, Chief Executive Officer and Principal Executive Officer and Executive Vice President, Treasurer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Equity Compensation Plan Information. The following table sets forth the aggregate information for the Company’s equity compensation plans in effect at December 31, 2005.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	57,816	$11.67	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	57,816	$11.67	0

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

Consolidated Statements of Financial Condition-December 31, 2005 and 2004;
Consolidated Statements of Income-Years Ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Changes in Shareholders’ Equity-Years Ended December 31, 2004, 2004 and 2003;
Consolidated Statements of Cash Flows-Years Ended December 31, 2005, 2004 and 2003; and
Notes to Consolidated Financial Statements

(b)	Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
3.2	By-laws of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004).
10.4	Financial Services Agreement with Financial Institutions Service Corporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan.
10.8	Form of Mandatory Convertible Debentures (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.9	Correspondent Trust Services Agreement with Northern Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.10	Stock Option Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.11	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.14	Employment Agreement between the Company and William P. Lucy (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.15	Employment Agreement between the Company and Deborah A. Jordan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.16	2005 Directors’ Deferred Compensation Plan (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005).
13	Annual Report to Shareholders for the Year Ended December 31, 2005.
14	Code of Ethics (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Berry, Dunn, McNeil & Parker.
31.1	Rule 13a-14(a) / 15d-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: March 10, 2006	By:	/s/ EDWIN N. CLIFT

Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin N. Clift	Director, Chairman and Chief Executive Officer	March 10, 2006
Edwin N. Clift	(Principal executive officer)

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	March 10, 2006
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Director	March 10, 2006
William C. Bullock, Jr.

/s/ Joseph H. Cyr	Director	March 10, 2006
Joseph H. Cyr

/s/ Perry B. Hansen	Director	March 10, 2006
Perry B. Hansen

/s/ William P. Lucy	Director	March 10, 2006
William P. Lucy

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	March 10, 2006
Frederick A. Oldenburg, Jr., M.D.

/s/ Lloyd D. Robinson	Director	March 10, 2006
Lloyd D. Robinson

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	March 10, 2006
Dennis L. Shubert, M.D., Ph.D.

This page intentionally left blank

MERRILL MERCHANTS BANCSHARES, INC.
201 Main Street
Post Office Box 925
Bangor, Maine 04402-0925
(207) 942-4800
www.merrillmerchants.com

Merrill Merchants Bancshares, Inc.

Notice of 2006 Annual Meeting
Proxy Statement
and
Form 10-K Annual Report

March 16, 2006

Dear Stockholder:

On behalf of the Board of Directors and management of Merrill Merchants Bancshares, Inc. (the “Company”), you are cordially invited to attend the 2006 Annual Meeting of Stockholders which will be held at the Bangor Conference Center, 701 Hogan Road, Bangor, Maine 04401, on Thursday, May 4, 2006 at 5:00 p.m.

The notice of meeting and proxy statement accompanying this letter describe the specific business to be acted upon. In addition to the specific matters to be acted upon, there will be a report on the progress of the Company and an opportunity for questions of general interest to the stockholders.

It is important that your shares be represented at the meeting. Whether or not you plan to attend in person, you are requested to vote, sign, date, and promptly return the enclosed proxy card in the envelope provided.

Sincerely yours,

Edwin N. Clift
Chairman and Chief Executive Officer

Merrill Merchants Bancshares, Inc.
201 Main Street
Bangor, Maine 04401-0925
(207) 942-4800

NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

The 2006 Annual Meeting of Stockholders of Merrill Merchants Bancshares, Inc. (the “Company”) will be held at the Bangor Motor Inn, 701 Hogan Road, Bangor, Maine 04401, on Thursday, May 4, 2006 at 5:00 p.m. for the following purposes, all of which are more completely set forth in the accompanying proxy statement:

1.	To elect three directors for a three-year term and to elect one director for a one-year term and;

2.	To ratify the appointment of Berry, Dunn, McNeil & Parker as our independent registered public accountants for 2006; and

3.	To transact such other business as may properly come before the meeting or any adjournment thereof. We are not aware of any other such business.

You may vote at the Annual Meeting and at any adjournment or postponement thereof, if you were a stockholder of the Company on March 6, 2006, the record date.

By Order of the Board of Directors,

Deborah A. Jordan
Secretary

March 16, 2006

Whether you expect to attend the meeting or not, please vote, sign, date, and return the enclosed proxy card in the envelope provided as promptly as possible. If you attend the meeting, you may vote your shares in person, even though you have previously signed and returned your proxy card.

MERRILL MERCHANTS BANCSHARES, INC.
201 Main Street
Bangor, ME 04401

Proxy Statement
2006 Annual Meeting of Stockholders to be held May 4, 2006

Solicitation and Revocation of Proxies

This proxy statement is furnished to the stockholders of Merrill Merchants Bancshares, Inc., a Maine corporation (the “Company”), in connection with the 2006 Annual Meeting of Stockholders of the Company.

A proxy card is furnished by the Company. This proxy is being solicited by the Board of Directors of the Company for use at the May 4, 2006 Annual Meeting of Stockholders and at any adjournment thereof. A proxy duly executed and returned by a stockholder will be voted as directed by the proxy. If no choice is specified, the proxy will be voted “FOR” proposals 1 and 2. As to other matters, if any, to be voted upon, the persons named in the proxy will take such action as a majority of the Board of Directors may deem advisable.

A stockholder who signs and returns a proxy may revoke it at any time before it is exercised by signing and submitting a new proxy with a later date, notifying the Secretary of the Company in writing before the Annual Meeting or by attending the meeting and voting in person.

All expenses of the solicitation of proxies are being borne by the Company. It is expected that solicitations will be made primarily by mail, but regular employees or representatives of the Company and Merrill Merchants Bank (the “Bank”) may also solicit proxies by telephone, telex, facsimile and in person, but no employee will receive any compensation for solicitation activities in addition to his or her regular compensation. We will, upon request, reimburse brokerage firms and others for their reasonable expenses in forwarding solicitation material to the beneficial owners of stock.

We began mailing this Proxy Statement, the Notice of Annual Meeting and the enclosed proxy card on or about March 16, 2006, to all stockholders entitled to vote. If you owned the Company’s common stock at the close of business on March 6, 2006, the record date, you are entitled to vote at the Annual Meeting.

Quorum
A quorum of stockholders is necessary to hold a valid meeting. If the holders of at least a majority of the total number of the outstanding shares of common stock of the Company entitled to vote are represented in person or by proxy at the Annual Meeting, a quorum will exist. We will include proxies marked as abstentions and broker non-votes to determine the number of shares present at the Annual Meeting.

Confidential Voting Policy
The Company maintains a policy of keeping stockholder votes confidential. We only let our Inspector of Election and our transfer agent examine the voting materials. We will not disclose your vote to management unless it is necessary to meet legal requirements. We will, however, forward any written comments that you may have to management.

Voting Securities

Only stockholders of record at the close of business on March 6, 2006, are entitled to vote at the Annual Meeting. As of March 6, 2006, there were 3,441,463 shares of common stock outstanding. Each share has one vote.

The nominees for directors who receive the most votes will be elected. If you vote against the nominees for director or “withhold authority” for any nominee on your proxy card, your vote will not count “for” or “against” the nominee. The approval of the independent registered public accountants requires the majority of the votes cast by stockholders present in person or by proxy and entitled to vote at the Annual Meeting. If you “abstain” from voting on the independent registered public accountant proposal, your vote will not count “for” or “against” the proposal. Broker non-votes will not be counted as having voted in person or by proxy for each proposal and will have no effect on the outcome of the proposals.

BENEFICIAL OWNERSHIP OF COMMON STOCK
BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of Merrill Merchants Bancshares, Inc. common stock beneficially owned by each person or entity (or group of affiliated persons or entities) known by management to beneficially own more than five percent of the outstanding common stock of the Company, the Company's directors, the executive officers named in the Summary Compensation Table and the directors and executive officers as a group. For purposes of the table below, in accordance with Rule 13(d)(3) of the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after December 31, 2005. As used in this proxy statement, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

	Shares Beneficially Owned
	As of December 31, 2005 (1)
Name of Beneficial Owner	Amount		Percent
Directors and Executive Officers:
The Bullock Family Trust	207,821	(2)	6.0%
William C. Bullock, Jr.	—	(2)	6.0%
Edwin N. Clift	70,938		2.1%
Joseph H. Cyr	166,216	(3)	4.8%
John R. Graham	61,009	(4)	1.8%
Perry B. Hansen	356,364	(5)	10.4%
Deborah A. Jordan	20,311	(6)	0.6%
William P. Lucy	19,449	(7)	0.6%
Frederick A. Oldenburg, Jr., M.D.	52,734	(8)	1.5%
Lloyd D. Robinson	48,871	(9)	1.4%
Dennis L. Shubert, M.D., Ph.D.	67,009	(10)	2.0%
All current directors and executive officers as a group (10 persons)	1,070,722		31.2%

(1)	Except as otherwise noted, each individual in the table above has sole voting and investment power over the shares listed.
(2)
Mr. Bullock is the trustee of The Bullock Family Trust and as such, has voting and investment power over the shares held in the Trust. Mr. Bullock holds no other shares of common stock. Mr. Bullock’s mailing address is 44 Bald Hill Reach Road, Orrington, Maine 04474.

(3)	Includes 138,493 shares of common stock held jointly with spouse.
(4)	Includes 2,785 shares of common stock held by spouse and 5,544 shares of common stock held by Automatic Distributors, Inc.
(5)	Mr. Hansen’s mailing address is P.O. Box 280, Rapids City, Illinois 61278-0280.
(6)	Includes 436 shares of common stock held by spouse.
(7)	Includes 1,251 shares of common stock held by spouse.
(8)	Includes 23,616 shares of common stock held under the name Penobscot Respiratory PA FBO Frederick A. Oldenburg, Jr. and 19,647 shares of common stock held by spouse.
(9)	Includes 24,823 shares of common stock held by spouse.
(10)	Includes 33,265 shares of common stock held by spouse. Also includes 5,645 shares of common stock held in the name of Dr. Shubert’s children, of which his spouse serves as Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and any person holding more than ten percent of the Company’s common stock file with the SEC reports of their ownership and changes in ownership of the Company’s securities. The Company believes that during 2005, its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the representations of its directors, executive officers and 10% shareholders.

Election of Directors of Merrill Merchants Bancshares, Inc.
(Item 1 on Proxy Card)

The Board has nominated four persons for election as directors at the Annual Meeting. Mr. Cyr and Mr. Lucy currently serve on the Company’s Board of Directors. Mr. Shea and Mr. Graham both serve on the Merrill Merchants Bank’s Board of Directors. Mr. Graham was nominated by the Board of Directors to replace a vacant position and Mr. Shea was nominated by the Board of Directors to replace Mr. Robinson, who is retiring from the Board of Directors and whose term was to expire in 2007. If you elect the nominees, Mr. Cyr, Mr. Lucy and Mr. Graham will hold office until the Annual Meeting in 2009 and Mr. Shea will hold office until the Annual Meeting of 2007, or until their successors have been elected.

We know of no reason why any nominee may be unable to serve as a director. If any nominee is unable to serve, your proxy may vote for another nominee proposed by the Board. If for any reason these nominees prove unable or unwilling to stand for election, the Board will nominate alternates or reduce the size of the Board of Directors to eliminate the vacancy. The Board has no reason to believe that its nominees would prove unable to serve if elected. We recommend that you vote “FOR” each of the nominees for election as directors.

Nominees
Joseph H. Cyr, 65, has served as a Director of the Company and the Bank since 1992. He has been the owner of John T. Cyr & Sons, Inc., Old Town, Maine, a privately held charter bus service, since 1967. Mr. Cyr has been involved in that business since 1962. He was formerly a director of Norstar Bank in Bangor. He has been active in a number of civic and charitable organizations including: trustee of Husson College and St. Joseph Hospital and president of the Bangor Area Chamber of Commerce. He is a former director of Bangor Hydro-Electric Company and the Maine Community Foundation. Mr. Cyr’s term expires in 2009.

John R. Graham, III
John R. Graham, III, 68, has served as a director of the Bank since its inception in 1992. Mr. Graham is the president of Automatic Distributors, Inc. in Bangor, a wholesale and retail distribution company he has owned and operated for over thirty years. He has also been involved in real estate development in the Bangor area for many years. Mr. Graham’s term expires in 2009.

William P. Lucy, age 47, has served as President of the Company and Bank since April 2004, as Executive Vice President of the Bank since December 1999, and as Senior Loan Officer of the Bank since 1992. Mr. Lucy began his banking career at The Merrill Trust Company in 1981, and he has both commercial lending and branch administration experience. He is a graduate of the University of Maine and Williams College School of Banking. Mr. Lucy serves on the board of directors of the Penobscot Community Healthcare, New Hope Hospice, Action Committee of 50 and M & J Company, a subsidiary of St. Joseph Healthcare Foundation. In addition, he is a trustee of the YMCA Foundation and he formerly served as chairman of the United Way Campaign. Mr. Lucy’s term expires in 2009.

Michael T. Shea
Michael T. Shea, 56, has served as a director of the Bank since 2004. Mr. Shea is the president and chief executive officer of Webber Energy Fuels of Bangor, a position he has held since 2000. He also serves as a director of the Webber board. Prior to assuming his current responsibilities, he had been with the company for four years and his career in the petroleum business spans thirty years. He is a member of the Board of Governors of the New England Fuel Institute, has served as a trustee of St. Joseph College, his alma mater, for more than twenty years, and he recently completed a term as chairman of the board of United Way of Eastern Maine.

Continuing Directors
William C. Bullock, Jr., 69, served as Chairman of the Company and the Bank from 1992 to April 2004. He is the former Chairman of The Merrill Trust Company and its successor bank, Merrill/Norstar Bank. He also served as an executive vice president and director of the holding company, Fleet/Norstar Financial Group of Providence, Rhode Island. Prior to moving to Maine in 1969, he held a number of officer positions with Morgan Guaranty Trust Company of New York. Mr. Bullock has served on and chaired several committees of the American Bankers Association (“ABA”) and is a former chairman of the Maine Bankers Association (“MBA”). From 1987 to 1989, Mr. Bullock was a Class A director of the Federal Reserve Bank of Boston. Mr. Bullock is a graduate of Yale University. He is a former trustee of the State of Maine Retirement System, Maine Maritime Academy, the Maine Community Foundation and Bangor Theological Seminary. Mr. Bullock is a former director of a number of companies including Fieldcrest Cannon, Bangor & Aroostook Railroad and Bangor Hydro-Electric Company and he served as a director of Eastern Maine Healthcare. Mr. Bullock’s term expires in 2007.

Edwin N. Clift, 66, has served as Chairman and Chief Executive Officer of the Company and Bank since April 2004 and served as President and Chief Executive Officer of the Company and the Bank from its inception in 1992 to April 2004. Prior to that, Mr. Clift was associated with three other Maine banks including more than 20 years as an executive of The Merrill Trust Company. Mr. Clift is a graduate of Strayer College in Washington, D.C. Mr. Clift is chairman of the St. Joseph Healthcare Foundation board of trustees, past president and current director of the Bangor Target Area Development Corporation and director and treasurer of the Bangor Historical Society. He is former chairman of the Maine Committee for Employer Support for the Guard and Reserve and a member of the Advisory Board for Maine’s Bureau of Financial Institutions. Mr. Clift also serves as a member of the ABA’s Community Bankers Council. Mr. Clift completed a three-year term in 2000 as a Class A director of the Federal Reserve Bank of Boston. He is a past chairman of the MBA and a past president of the Independent Community Bankers Association of Maine. He serves as chairman of the board of directors of Seven Islands Land Company, a privately held company that manages one million acres of certified forest in Maine. Mr. Clift’s term expires in 2007.

Perry B. Hansen, 58, has been a Director of the Company and the Bank since 1992. He is chairman of THE National Bank, Bettendorf, Iowa and a director of its bank holding company, National Bancshares, Inc. Mr. Hansen’s thirty-six years of banking experience includes management of two other banks in the Quad City area. Presently he is also an investor, holding senior management positions in several privately held companies. Mr. Hansen’s term expires in 2008.

Frederick A. Oldenburg, Jr., M.D., 58, has served as a Director of the Company since 1999 and a Director of the Bank since 1996. He has been a practicing physician since 1973 and a director of Penobscot Respiratory, P.A. He was head of Respiratory Care at St. Joseph Hospital in Bangor from 1993 to 2003. He is a graduate of Dartmouth College and Case Western Reserve University Medical School. Dr. Oldenburg is past president of the National Association for the Medical Direction of Respiratory Care. He also has been involved in real estate development in Bangor and Brooksville, Maine. Dr. Oldenburg’s term expires in 2008.

Dennis L. Shubert, M.D., Ph.D., 58, has served as a Director of the Company since May 1998 and a Director of the Bank since 1992. He is a neurosurgeon and past president of Maine Neurosurgery of Bangor and Portland, Maine. Dr. Shubert is a Bangor native who graduated from Tufts University, received an M.D. from George Washington University, a Ph.D. from the University of Minnesota, and a M.S. in Health Care Management from Harvard. He serves as executive director of Maine Quality Forum and served as a director of Eastern Maine Healthcare. Dr. Shubert has been active in a number of professional organizations including: president of the Penobscot County Medical Association and president of the Maine Neurosurgical Society. Dr. Shubert’s term expires in 2008.

Retiring Director
Lloyd D. Robinson, 70, has served as a Director of the Company since May 2001 and a Director of the Bank since 1992. He has been retired since 1985. From 1977 to 1985, he was the owner/operator of McKay’s R.V. Center, a privately held recreational equipment business. He also has real estate investments in the Bangor area. Mr. Robinson is a U.S. Air Force veteran.

Ratification of Appointment of Independent Registered Public Accountants
(Item 2 on Proxy Card)

The Audit Committee of the Board of Directors has appointed Berry, Dunn, McNeil & Parker (“BDMP”) as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006. BDMP has served as the Company’s independent registered public accountants since the incorporation of the Company in 1992. We recommend that you vote “FOR” the ratification of the appointment of BDMP.

Representatives of BDMP will be present at the Annual Meeting to respond to appropriate questions and will have the opportunity to make a statement if they desire to do so.

During the fiscal year ended December 31, 2005, the Company retained and paid BDMP to provide audit and other services. The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services during those periods by our independent registered public accountants.

	2005	2004
Audit fees (1)	$55,525	$50,550
Audit-related fees	—	—
Tax fees (2)	8,290	5,500
All other fees (3)	8,150	5,550
Total	$71,965	$61,600

(1)
Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the independent registered public accountants can reasonably be expected to provide, such as statutory audits.

(2)
Tax fees consisted of assistance with matters related to tax compliance, tax advice and tax planning. The nature of the services comprising the fees disclosed under this category are preparation of federal and state tax returns, review of estimated tax payments and review of tax planning, and assistance with an Internal Revenue Service audit.

(3)
The nature of the services comprising the fees disclosed under this category are an employee benefit plan audit and training for the Board of Directors relative to Section 404 of the Sarbanes-Oxley Act.

The Audit Committee's pre-approval policies and procedures require the Audit Committee Chair to pre-approve all audit and non-audit services, and report such pre-approvals to the Audit Committee at its next regularly scheduled meeting.

With respect to each of the services described in the table above, pre-approval by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) was not waived.

Board of Directors and Its Committees

The Company’s Board of Directors currently consists of eight members. The Company’s Articles of Incorporation provides that the Board of Directors shall be divided into three classes, as nearly equal in number as possible. The terms of two directors expire at the Annual Meeting, and a third director is retiring effective at the Annual Meeting.

The Board of Directors oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board of Directors does not involve itself in the day-to-day operations of the Company. The Company’s executive officers and management oversee the day-to-day operations of the Company. Our directors fulfill their duties and responsibilities by attending regular meetings of the Board.

The Board of Directors of the Company held five meetings during the calendar year 2005 and each director attended at least 75% of all Board meetings.

It is our policy that all directors and nominees should attend the Annual Meeting. At the 2005 Annual Meeting, all the members of the Board of Directors were in attendance.

The Board of Directors has established the following standing committees:

Executive Committee
The Executive Committee is comprised of Directors Clift (Chair), Bullock, Cyr, Robinson, and Shubert. The Executive Committee considers strategic planning and industry issues and is authorized to act as appropriate between meetings of the Board of Directors. The Executive Committee held one meeting during 2005.

Compensation Committee
The Compensation Committee is comprised of Directors Hansen (Chair), Cyr, Oldenburg, and Shubert, each of whom is independent, as defined under The Nasdaq Stock Market listing standards. The Compensation Committee determines the salaries and incentive compensation of the officers of the Company and Bank and provides recommendations for the salaries and incentive compensation of the other employees of the Bank. The Compensation Committee also administers the Company’s various incentive compensation, stock and benefit plans. The Compensation Committee met four times during 2005 and each director attended at least 75% of all committee meetings.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is comprised of Directors Hansen (Chair), Cyr, Oldenburg, Robinson, and Shubert, each of whom is independent, as defined under The Nasdaq Stock Market listing standards. The Nominating and Corporate Governance Committee met three times during 2005 and each director attended at least 75% of all committee meetings.

The Nominating and Corporate Governance Committee’s written charter, which sets forth the duties and responsibilities of the Committee, was attached as an appendix to the proxy statement for the 2004 Annual Meeting and filed with the SEC on March 18, 2004.

The Nominating and Corporate Governance Committee discusses director nominations prior to each Annual Meeting of the Company and recommends nominees for election as directors and reviews, if any, shareholder nominations to ensure compliance with the notice procedures set forth in the Company's Bylaws.

In accordance with our Bylaws, nominations of individuals for election to the Board at an annual meeting of stockholders may be made by any stockholder of record entitled to vote for the election of directors at such meeting who provides timely notice in writing to the clerk. With respect to an election of directors to be held at an annual meeting of stockholders, to be timely, a stockholder's notice must be delivered to or received by the clerk not later than ninety (90) days prior to the anniversary of the previous year's annual meeting. With respect to an election to be held at a special meeting of stockholders for the election of directors, a stockholder's notice must be received by the clerk by the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to stockholders. The stockholder's notice to the clerk must set forth certain information regarding the proposed nominee and the stockholder making such nomination. If a nomination is not properly brought before the meeting in accordance with the Company's Bylaws, the chairperson of the meeting may determine that the nomination was not properly brought before the meeting and shall not be considered. For additional information about the Company's director nomination requirements, please see the Company's Bylaws.

It is the policy of the Nominating and Corporate Governance Committee to select individuals as director nominees who shall have the highest personal and professional integrity, who shall have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders. Stockholder nominees are analyzed by the Nominating and Corporate Governance Committee in the same manner as nominees that are identified by the Nominating and Corporate Governance Committee. The Corporation does not pay a fee to any third party to identify or evaluate nominees.

Joseph H. Cyr, John R. Graham, William P. Lucy and Michael T. Shea were each nominated by the non-management, independent directors that comprise the Nominating and Corporate Governance Committee. As of January 27, 2006, the Nominating and Corporate Governance Committee had not received any stockholder recommendations for nominees in connection with the 2006 Annual Meeting.

Audit Committee
The Company’s Audit Committee is comprised of Directors Shubert (Chair) and Hansen, each of whom is independent, as defined under The Nasdaq Stock Market listing standards. The Bank’s Audit Committee is comprised of Directors Shubert and Hansen as well as Michael Shea, Royce Cross and Herbert Sargent, who are members of the Board of Directors of the Bank. The Board of Directors has determined that Perry B. Hansen qualifies as an Audit Committee Financial Expert, as the term is defined by SEC regulations and in satisfaction of The Nasdaq Stock Market listing standards. The function of the Audit Committee is described below under the heading Report of the Audit Committee. The Audit Committee met eight times during 2005. The Audit Committee meets the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and operates under a written charter adopted by the Board of Directors of the Company and attached as an appendix to the proxy statement for the 2004 Annual Meeting and filed with the SEC on March 18, 2004.

The Audit Committee of the Board of Directors of the Company serves as the representative of the Board by overseeing the audit coverage and monitoring the accounting, financial reporting, data processing, regulatory and internal control environments. The primary duties and responsibilities of the Audit Committee are to: (1) serve as an independent and objective party to monitor the Company's financial reporting process and internal control systems; (2) select and monitor the independent registered public accountants; (3) pre-approve all audit and permissible non-audit services performed by the independent registered public accountants; (4) review and appraise the audit efforts of the Company's independent registered public accountants and internal audit department; (5) review the Company's quarterly financial performance, as well as its compliance with laws and regulations; (6) oversee management's establishment and enforcement of financial policies; (7) provide an open avenue of communication among the independent registered public accountants, financial and senior management, the internal audit department, and the Board; and (8) establish procedures for the receipt, retention and treatment of complaints or concerns, including confidential employee submissions, about accounting, internal accounting controls or auditing matters. The Company's independent registered public accountants, Berry, Dunn, McNeil & Parker, are responsible for expressing an opinion on the fairness of presentation of the Company's audited financial statements in accordance with generally accepted accounting principles.

Report of the Audit Committee
The following Audit Committee Report is provided in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such rules and regulations, this report shall not be deemed "soliciting materials," filed with the SEC, subject to Regulation 14A or 14C of the SEC or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended.

In this context, the Audit Committee hereby reports as follows:

1.	The Audit Committee has reviewed and discussed the audited financial statements with management.
2.
The Audit Committee has discussed with the independent registered public accountants the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

3.
The Audit Committee has received written disclosures and the letter from the independent registered public accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with the independent registered public accountants the independent registered public accountants’ independence.

On the basis of these reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

Members of the Audit Committee
Dennis L. Shubert, M.D., Ph.D., Chair Perry B. Hansen

Remuneration of Directors and Officers

Directors’ Fees
Each non-employee director of the Company receives the following fees:

•	Directors of the Bank receive an annual retainer fee of $3,000.
•	Directors of the Bank receive $500 per meeting for their attendance at monthly and any special meetings of the Board of Directors.
•
Directors of the Company receive $200 per meeting for their attendance at monthly and any special meetings of the Board of Directors and any committee meeting held on the same day as the Board of Directors’ meetings.

•	Committee members also receive $300 for each committee meeting that is not held on the same day as the Board of Directors meetings.

Non-employee directors may elect to have the payment of their directors’ fees deferred pursuant to the Directors’ Deferred Compensation Plan. Total directors’ meeting and committee fees for fiscal 2005 were $120,000. We do not compensate our employees for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Articles of Incorporation and Bylaws.

Executive Officers
The following individuals are executive officers of the Company and the Bank and hold the offices set forth below opposite their names.

Position Held
Edwin N. Clift	Chairman and Chief Executive Officer of the Company and Bank
William P. Lucy	President of the Company and Bank
Deborah A. Jordan	Secretary/Treasurer of the Company and Executive Vice President/Treasurer of the Bank

The Board of Directors elects the executive officers of the Company and the Bank annually. The elected officers hold office until their respective successors have been elected and qualified, or until death, resignation or removal by the Board of Directors.

Biographical information of executive officers, who are not directors or proposed directors of the Company, is set forth below.

Deborah A. Jordan, age 40, has served as Executive Vice President since December 1999, and as Chief Financial Officer of the Bank and Treasurer of the Company since 1993. From 1987 to 1992, she was employed as an audit manager at Arthur Andersen, LLP in Boston. She is a graduate of Husson College, Eastern Maine Technical College and is a Certified Public Accountant. Ms. Jordan serves as a director of Eastern Maine Technical College Foundation.

Compensation of Executive Officers and Transactions with Management

The following table sets forth cash and non-cash compensation received during each of the Company’s last three fiscal years by Mr. Clift, Mr. Lucy and Ms. Jordan, who are the only executive officers for whom compensation exceeded $100,000 in any year.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
				Number of Stock	All Other
Executive Officer	Year	Salary	Bonus	Options Granted	Compensation

Edwin N. Clift	2005	$200,000	$110,000	—	$32,496(1)
Chairman and Chief	2004	190,000	100,000	—	41,699
Executive Officer	2003	170,000	90,000	—	39,712
William P. Lucy	2005	150,000	50,000	—	12,316(1)
President	2004	130,000	45,000	—	12,805
	2003	115,000	45,000	—	14,667
Deborah A. Jordan	2005	122,500	45,000	—	13,932(1)
Executive Vice President	2004	112,500	40,000	—	12,444
	2003	100,000	40,000	—	11,343

(1)
Totals for 2005 in this column are comprised of: (a) employer contributions to the 401(k) plan of $6,300 for Mr. Clift, $5,862 for Mr. Lucy and $4,887 for Ms. Jordan; (b) dollar value of premiums paid by the Bank with respect to term life insurance and life insurance under the Life Insurance Endorsement Method Split-Dollar Plan Agreement of $6,834 for Mr. Clift, $577 for Mr. Lucy and $640 for Ms. Jordan; (c) the value to the officers of a Company-owned vehicle of $5,824 for Mr. Clift, $4,082 for Mr. Lucy and $7,091 for Ms. Jordan; and (d) the vested benefit accrued under the Supplemental Executive Retirement Plan of $13,538 for Mr. Clift, $1,795 for Mr. Lucy and $1,314 for Ms. Jordan.

Supplemental Executive Retirement Plan
The Company provides a non-qualified supplemental executive retirement plan (the “SERP”) for the benefit of key employees. Life insurance policies were acquired for the purpose of serving as the primary funding source. The amount of each annual benefit is indexed to the financial performance of each insurance policy owned by the Bank over the Bank’s cost of funds expense. The first year’s projected retirement benefit for Mr. Clift is $37,000. Assuming twenty years of service, the projected retirement benefits for Mr. Lucy and Ms. Jordan are $30,000 per year. The SERP provides that in the event of a change of control and the executive suffers a termination of service, then the executive shall receive full retirement benefits upon early retirement age.

Employment Agreements
The Company currently has an employment agreement with Mr. Bullock. This agreement provides for the payment of an annual salary of $24,000 through April 2007 and a $24,000 annual payment thereafter for the remainder of Mr. Bullock’s life or his spouse, whichever survives.

The agreement also provides that, to the extent not inconsistent with applicable federal, state or local law (including common law), or with the Articles of Incorporation or Bylaws of the Company and the Bank, and to the extent that Mr. Bullock is not in material breach of the agreement, the Company will provide for representation on or will recommend nomination for election to the Board of Directors of the Company and the Bank for Mr. Bullock, another designee of the Bullock Family Trust (the “Trust”) or a member of Mr. Bullock’s immediate family, so long as the Trust and/or Mr. Bullock’s immediate family owns more than 3% of the common stock of the Company.

The Bank has also entered into employment agreements with each of Edwin N. Clift, William P. Lucy and Deborah A. Jordan to secure their services to the Bank in their current positions. The employment agreements may be renewed annually after a review of each executive's performance. These agreements provide for a minimum annual salary of $200,000, $150,000 and $122,500 to be paid to Mr. Clift, Mr. Lucy and Ms. Jordan, respectively. The employment agreements also provide for discretionary cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, the Bank will owe the executive severance benefits generally equal to the value of the salary that the executive would have received if he or she had continued working for the remaining unexpired term of the agreement plus continued insurance benefits for the remaining unexpired term of the agreement. The same severance benefits would be payable if an executive resigns during the term following a material breach of contract by the Bank which is not cured within 30 days. For 90 days after a change in control, each executive may also resign for any reason and collect severance benefits as if he or she had been discharged without cause calculated as if the remaining unexpired term of the agreement is two years.

If the Company or the Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code ("Section 280G"), the severance payments under the employment agreements will be capped at 2.99 multiplied by each executive's respective "base amount" as such term is defined in Section 280G such that no amount might constitute an "excess parachute payment" under current federal tax laws. The effect of this provision is that deductions for payments made under the employment agreements to Mr. Clift, Mr. Lucy and Ms. Jordan will not be disallowed due to Section 280G.

Interests in Certain Transactions
The Company’s executive officers, its directors and their associates have had, and can be expected to have in the future, financial transactions with the Bank in the ordinary course of business. All such transactions have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These transactions do not involve more than normal risk of collectibility or present other unfavorable features.

Compensation Committee Report
The Compensation Committee Report (the “Report”) and the Performance Graph (the “Graph”) included in this section are provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, the Report and the Graph shall not be deemed “soliciting material,” filed with the SEC, subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

The 2005 compensation program described in this Proxy Statement was established by the Compensation Committee of the Company’s Board of Directors. This Committee is comprised entirely of non-employee directors. Each member of the Compensation Committee is independent, as set forth in The Nasdaq Stock Market’s listing standards.

Each December, the members of the Compensation Committee review and approve changes to base compensation, bonuses and benefits for senior management and other officers. The Company’s compensation program is designed to attract, develop and retain strong individuals who are capable of maximizing the Company’s performance for the benefit of the stockholders.

The 2005 compensation program consisted of three components: (1) base salary; (2) bonuses; and (3) long-term incentives, e.g., fringe benefits. These elements were intended to provide an overall compensation package that is commensurate with the Company’s financial resources, that is appropriate to assure the retention of experienced management personnel, and align their financial interests with those of the Company’s stockholders.

During 2005, base salaries were set at levels determined, in the subjective judgment of the Compensation Committee, to be commensurate with the officers’ customary respective duties and responsibilities. Bonuses were based primarily on the achievement of established goals. Fringe benefit plans, consisting of a 401(k) plan and group insurance coverage, were designed to provide for health and welfare of the officers and their families, as well as for their long-term financial needs.

The Committee established the Chief Executive Officer’s base salary for 2005 at $200,000, a 5% increase over his base salary for 2004, using the criteria above, together with an independent salary survey of Chief Executive Officers of similar financial institutions located in New England.

Members of the Compensation Committee
Perry B. Hansen, Chair	Dennis L. Shubert, M.D., Ph.D.
Joseph H. Cyr	Frederick A. Oldenburg, Jr., M.D.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee consists of Directors Hansen (Chair), Cyr, Oldenburg, and Shubert. No member of the Compensation Committee was an officer or employee of the Company or the Bank during 2005 or was formerly an officer of the Company or the Bank. In addition, no executive officer of the Company served as a member of another entity’s Board of Directors or as a member of the Compensation Committee of another entity (or other board committee performing equivalent functions) during 2005, which entity had an executive officer serving on the Board of Directors of the Company or the Bank.

Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return of $100.00 invested in the Company’s common stock (“MERB”), assuming reinvestment of all cash dividends and retention of all stock dividends, with a comparable amount invested in the Russell 2000 Stock Index (“Russell”) and the NASDAQ Bank Stock Index (“NASDAQ Bank”). The NASDAQ Bank Index is a capitalization-weighted index designed to measure the performance of all NASDAQ stocks in the banking sector.

Additional Information

Stockholder Communications with our Board of Directors
Stockholders may contact our Board of Directors by contacting Deborah A. Jordan, Secretary, Merrill Merchants Bancshares, Inc., 201 Main Street, Bangor, ME 04402-0925. All comments will be forwarded directly to the Board of Directors.

Stockholder Proposals for the 2007 Annual Meeting
Stockholders interested in submitting a proposal for inclusion in the proxy materials for the Annual Meeting of Stockholders in 2007 may do so by following the procedures prescribed in SEC Rule 14a-8. To be eligible for inclusion, stockholder proposals must be received by the Company’s Corporate Secretary no later than November 11, 2006. In addition, under our Bylaws, if you wish to nominate a director or bring other business before the Annual Meeting, you must be a stockholder and give timely notice in writing to the Company as specified in our Bylaws.

Other Matters
The Board of Directors of the Company knows of no business that will be presented for consideration at the Annual Meeting other than the items referred to above. If any other matter is properly brought before the meeting for action by stockholders, proxies in the enclosed form returned to the Company will be voted in accordance with the recommendation of the Board of Directors or, in the absence of such a recommendation, in accordance with the judgment of the proxy holder.

A copy of our annual report on Form 10-K for the year ending December 31, 2005 accompanies this proxy statement, as does a summary annual report to stockholders for this year. These reports are not part of the proxy solicitation materials.

REVOCABLE PROXY
Merrill Merchants Bancshares, Inc.
Annual Meeting of Stockholders
May 4, 2006

The undersigned hereby appoints Deborah A. Jordan and Edwin N. Clift, and each of them, as proxies of the undersigned, with full powers of substitution, to act and to vote all the shares of common stock of Merrill Merchants Bancshares, Inc. held of record by the undersigned on March 6, 2006, at the Annual Meeting of Stockholders to be held on May 4, 2006, or at any adjournment thereof, and hereby revokes all former proxies.

This Proxy, when properly executed, will be voted in the manner directed herein by the undersigned stockholder. If no direction is given, this Proxy will be voted "FOR" the election of all nominees listed in Item 1 and "FOR" the proposal listed in Item 2.

PLEASE MARK VOTES AS IN THIS EXAMPLE. ☒

1.	Election of Directors-Directors with Terms Expiring in 2009:	For	Withhold All	For All Except	2.	Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent registered public accountants for the fiscal year ending December 31, 2006.	For	Against	Abstain
		☐	☐	☐			☐	☐	☐
	01 - Joseph H. Cyr
	02 - John R. Graham, III
	03 - William P. Lucy
	Directors with Terms Expiring in 2007:
	04 - Michael T. Shea

	(Except nominee(s) written above)

In their discretion the Proxies are authorized to vote as the Board of Directors may deem advisable upon such other business as may properly come before the meeting.

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE MANNER DIRECTED HEREIN BY THE UNDERSIGNED STOCKOWNER. IF NO DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR ITEMS 1 AND 2.

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" EACH OF THE LISTED PROPOSALS.

THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS.

Signature	Signature
Dated: , 2006

Please sign exactly as your name or names appear above. For joint accounts, each owner should sign. When signing as executor, administrator, attorney, trustee or guardian, please give your full title.