Form 10-Q
period 2006-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2006-05-12
CIK 913072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File Number: 0-24715

MERRILL MERCHANTS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

MAINE	01-0471507
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

201 Main Street
Bangor, Maine 04401
(Address of principal executive offices)

Registrant’s telephone number, including area code: 207-942-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: [ ] No: ☒

The number of shares outstanding of the issuer's common stock as of April 30, 2006 is 3,547,477.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
May 8, 2006

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2006	2005
(In thousands, except number of shares and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$12,008	$13,785
Interest-bearing deposits with banks	61	43
Total cash and cash equivalents	12,069	13,828
Investment securities - available for sale	77,209	72,489
Loans held for sale	967	925
Loans receivable	322,487	318,965
Less allowance for loan losses	4,207	4,086
Net loans receivable	318,280	314,879
Properties and equipment, net	5,272	4,863
Cash surrender value of life insurance	4,056	4,018
Deferred income tax benefit	1,446	1,372
Accrued income and other assets	4,828	4,699
Total assets	$424,127	$417,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$48,264	$56,204
Savings and NOW deposits	150,751	151,798
Certificates of deposit	133,792	123,412
Total deposits	332,807	331,414
Securities sold under agreements to repurchase (term and demand)	25,241	18,534
Other borrowed funds	26,813	28,474
Accrued expenses and other liabilities	4,095	4,299
Total liabilities	388,956	382,721
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,545,686 shares in 2006 and 3,435,633 shares in 2005	3,546	3,436
Capital surplus	26,635	24,188
Retained earnings	5,231	6,947
Accumulated other comprehensive loss
Unrealized loss on securities available for sale, net of tax	(210)	(167)
Net unrealized depreciation on derivative instruments marked to market, net of tax	(31)	(52)
Total shareholders’ equity	35,171	34,352
Total liabilities and shareholders’ equity	$424,127	$417,073

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except number of shares and per share data)	2006	2005

Interest and dividend income
Interest and fees on loans	$5,692	$4,532
Interest on investment securities	684	490
Dividends on investment securities	44	32
Interest on federal funds sold	1	5
Total interest and dividend income	6,421	5,059

Interest expense
Interest on savings and NOW	725	342
Interest on deposits	1,204	825
Interest on borrowed funds	430	270
Total interest expense	2,359	1,437
Net interest income	4,062	3,622
Provision for loan losses	128	94

Net interest income after provision for
loan losses	3,934	3,528
Non-interest income
Service charges on deposit accounts	380	338
Other service charges and fees	211	199
Trust fees	417	377
Net gain on sale of loans and properties and equipment	147	239
Net gain on investment securities	31	19
Other	111	136
Total non-interest income	1,297	1,308
Non-interest expense
Salaries and employee benefits	1,851	1,668
Occupancy expense	261	264
Equipment expense	163	157
Data processing	151	163
Other	744	678
Total non-interest expense	3,170	2,930
Income before income taxes	2,061	1,906
Income tax expense	695	649
Net income	$1,366	$1,257

Per share data
Basic earnings per common share	$.39	$.35
Diluted earnings per common share	$.38	$.35

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In Thousands, Except Number of Shares and Per Share Data)

				Unrealized	Net
				Gain (Loss)	Unrealized	Total
				On Securities	Depreciation	Share-
	Common	Capital	Retained	Available	on Derivative	holders’
	Stock	Surplus	Earnings	for Sale	Instruments	Equity

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$31,329
Net income	—	—	1,257	—	—	1,257
Unrealized loss on derivative instruments, net of deferred taxes of $26	—	—	—	—	(48)	(48)
Change in unrealized gain on securities available for sale, net of deferred taxes of $154	—	—	—	(302)	—	(302)
Total comprehensive income	—	—	1,257	(302)	(48)	907
3% common stock dividend declared	100	2,251	(2,355)	—	—	(4)
Common stock cash dividend declared, $0.15 per share	—	—	(516)	—	—	(516)
Balance at March 31, 2005	$3,440	$24,288	$4,149	$(99)	$(62)	$31,716

Balance at December 31, 2005	$3,436	$24,188	$6,947	$(167)	$(52)	$34,352
Net income	—	—	1,366	—	—	1,366
Unrealized gain on derivative instruments, net of deferred taxes of $10	—	—	—	—	21	21
Change in unrealized loss on securities available for sale, net of deferred taxes of $22	—	—	—	(43)	—	(43)
Total comprehensive income	—	—	1,366	(43)	21	1,344
3% common stock dividend declared	103	2,369	(2,479)	—	—	(7)
Common stock options exercised, 6,806 shares	7	78	—	—	—	85
Common stock cash dividend declared, $0.17 per share	—	—	(603)	—	—	(603)
Balance at March 31, 2006	$3,546	$26,635	$5,231	$(210)	$(31)	$35,171

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

(In thousands)	2006	2005
Cash flows from operating activities
Net income	$1,366	$1,257
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	95	87
Amortization	103	124
Net amortization on investment securities	31	141
Deferred income taxes	(63)	(60)
Provision for loan losses	128	94
Net gain on sale of credit cards, investment securities and properties and equipment	(25)	(124)
Net change in:
Loans held for sale	(42)	(454)
Deferred loan fees, net	(8)	(8)
Accrued income and other assets	(241)	(203)
Accrued expenses and other liabilities	(203)	319
Net cash provided by operating activities	1,141	1,173

Cash flows from investing activities
Net loans made to customers	(3,521)	(1,716)
Acquisition of properties and equipment and computer software	(506)	(368)
Purchase of investment securities available for sale	(8,621)	(10,104)
Proceeds from sales and maturities of investment securities available for sale	3,834	6,647
Net cash used by investing activities	(8,814)	(5,541)

Cash flows from financing activities
Net decrease in demand, savings and NOW deposits	(8,987)	(4,184)
Net increase (decrease) in certificates of deposit	10,380	(1,152)
Net increase in securities sold under agreement to repurchase	6,707	1,952
Net (decrease) increase in other borrowed funds	(1,350)	1,750
Long-term advances from the Federal Home Loan Bank	-	7,000
Payments on long-term advances	(311)	(297)
Dividends paid on common stock	(610)	(505)
Proceeds from stock issuance	85	-
Net cash provided by financing activities	5,914	4,564
Net (decrease) increase in cash and cash equivalents	(1,759)	196
Cash and cash equivalents, beginning of period	13,828	10,220
Cash and cash equivalents, end of period	$12,069	$10,416
Supplemental disclosures of cash flow information
Cash paid for interest	$2,339	$1,636
Income tax paid	749	64

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the Company) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the Bank). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ending March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
(In thousands, except for number of shares and per-share data)

Net income, as reported	$1,366	$1,257

Weighted-average shares outstanding	3,542,540	3,543,735
Effect of dilutive stock options	27,272	30,908

Adjusted weighted-average shares outstanding	3,569,812	3,574,643

Basic earnings per share	$0.39	$0.35
Diluted earnings per share	$0.38	$0.35

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

The Company declared a 3% stock dividend in both 2006 and 2005. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company’s financial statements.

The Financial Accounting Standards Board has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between the SFAS and certain SEC rules and regulations. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial statements for the period ended March 31, 2006.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has interest rate protection agreements with notional amounts of $10 million at March 31, 2006. Under these agreements, the Company exchanges a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, management designated these swap agreements as cash-flow hedges since they convert a portion of the loan portfolio from a variable rate based upon the Prime Rate to a fixed rate. The hedge relationship is estimated to be 100% effective; therefore, there is no impact on the statement of income resulting from changes in fair value. The fair values of the swap agreements are recorded in the statement of financial condition with the offset recorded in the statement of changes in shareholders’ equity.

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

EXECUTIVE OVERVIEW

Net income increased 9% for the first quarter ended March 31, 2006 compared to the first quarter last year, an increase of $109,000. The following were significant factors related to the results to the first quarter of 2006 compared to the first quarter of 2005.

▪
Net interest income increased $440,000 or 12% to $4.1 million. The increase was driven by $45.5 million of growth in average earning assets. The Company’s net interest margin decreased to 4.07% for the first quarter of 2006, compared to 4.13% for the same period in 2005, as the cost of funds increased by 86 basis points while the yield on earning assets increased 69 basis points.

▪
Non-interest income was $1.3 million for both the first quarter of 2006 and 2005. The slight decline in non-interest income of $11,000 was due to the one-time gain on sale of our credit card portfolio of $106,000 in 2005. Trust fees grew 11% and service charges on deposit accounts increased 12%.

▪
Non-interest expense increased $240,000, or 8%, to $3.2 million for the first quarter of 2006 compared to the first quarter of 2005. The increase was the result of an increase in personnel costs of 11% and an increase in other expenses of 10%.

▪
Comparing March 31, 2006 and 2005, total loans grew $37.8 million or 13%. Real estate lending was strong with the commercial real estate portfolio increasing 17%, home equity balances growing 23% and residential mortgages up 6%. Loans to businesses increased 11% and consumer loans grew 23% from a year ago.

▪
Comparing March 31, 2006 and 2005, total deposits grew $38.4 million or 13% with savings account balances increasing $10.7 million or 24% due to offering a premium interest rate savings product. In addition, certificates of deposit (CDs) grew $29.7 million or 29% as increases in market interest rates have attracted customers to invest in short-term CDs.

RESULTS OF OPERATIONS

The Company reported net income of $1.4 million, or $.38 per diluted share, for the first three months of 2006. This is an increase of $109,000, or 9%, compared to net income of $1.3 million, or $.35 per diluted share, for the comparable period of 2005.

The annualized return on assets and return on equity were 1.33% and 15.80%, respectively, for the first quarter of 2006 compared to return on assets of 1.38% and return on equity of 16.13% for the same period in 2005.

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

Net interest income totaled $4.1 million for the first three months of 2006, an increase of $440,000 compared to the same period in 2005. The 12% increase was driven by growth in average earning assets of $45.5 million. The Company’s net interest margin decreased to 4.07% for the first three months of 2006 compared to 4.13% for the same period last year.

The average rate earned on interest-earning assets increased to 6.49% from 5.80% for the three months ended March 31, 2006 and 2005, respectively, on average interest-earning assets of $395.5 million and $350.1 million for the corresponding periods. The average interest rate incurred on interest-bearing liabilities also increased, to 2.91% from 2.05% for the three months ended March 31, 2006 and 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $128,000 for the three months ended March 31, 2006, as compared to $94,000 for the same period in 2005. The slight increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio, the overall credit quality of the portfolio and the Company’s historical loan loss trends.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $---4.2 million at March 31, 2006 (1.30% of total loans), an increase of $121,000 since year-end.

NON-INTEREST INCOME

Non-interest income totaled $1.3 million for both the first quarter of 2006 and 2005. The slight decline in non-interest income of $11,000 was due to the one-time gain on the sale of our credit card portfolio of $106,000 in 2005. Service fees on deposit accounts increased 12% and trust fees grew 11% for the three months ended March 31, 2006 compared to the same period in 2005.

NON-INTEREST EXPENSE

Non-interest expense totaled $3.2 million for the three months ended March 31, 2006 compared to $2.9 million for the same period last year. The increase in non-interest expense of $240,000, or 8%, was due to increases in personnel costs of 11% and other expenses of 10%. Personnel costs increased $183,000 due to normal salary increases and additional staffing required as a result of asset growth and other expenses increased $66,000 due to increases in professional fees and ATM/debit card processing expense.

The Company’s efficiency ratio improved to 59.5% for the first quarter of 2006 compared to 61.0% for the same period in 2005.

FINANCIAL CONDITION

Total assets increased $7.1 million or 2% to $424.1 million during the first three months of 2006. Since December 31, 2005, the loan portfolio increased $3.5 million or 1%. Consumer loans increased 5%, residential balances grew 4% and the commercial and commercial real estate portfolio grew 2%. Construction loan balances decreased 21%. The investment portfolio increased $4.7 million or 7% since year-end. Asset growth was funded by certificates of deposit and an increase in borrowed funds.

Total deposits increased slightly to $332.8 million for the first three months of 2006. Since December 31, 2005, checking accounts declined $6.5 million or 6% which remains consistent with the Bank’s cycle during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter. Since year-end, certificate of deposit balances increased 8% and savings and money market accounts decreased 2%. Borrowed funds increased by $5.0 million to $52.1 million at March 31, 2006 primarily due to an increase in customer repurchase agreements.

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

The Company’s total shareholders’ equity was $35.2 million or 8.3% of total assets at March 31, 2006, compared with $34.4 million or 8.2% of total assets at December 31, 2005.  The net increase of $819,000 in the first three months of 2006 was attributable to net income of $1.4 million less cash dividends of $610,000, common stock acquired of $85,000 and changes in unrealized losses on investment securities and derivative instruments of $22,000, net of tax. In the first quarter of 2006, the Company declared a cash dividend of $.17 per share on the Company’s common stock. This was an increase of 17% over last year’s first quarter dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at March 31, 2006, of 11.15% and 12.50%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2005 were 11.06% and 12.40%, respectively.
On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of March 31, 2006, 22,137 shares had been repurchased under the program. The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At March 31, 2006, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$1,701	$1,297	$254	$150	$—
Other Commitments to Extend Credit	75,439	37,422	3,248	884	33,885
Total	$77,140	$38,719	$3,502	$1,034	$33,885

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At March 31, 2006, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$852	$277	$397	$175	$3
Federal Home Loan Bank Debt	22,623	4,881	9,262	7,018	1,462
Total	$23,475	$5,158	$9,659	$7,193	$1,465

The Company uses derivative instruments as partial hedges against large fluctuations in interest rates. The Company uses interest rate swap instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap instruments. These financial instruments are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At March 31, 2006, the Company had two two-year swap agreements with a notional amount of $10.0 million due to mature June 21, 2006 with cash flows for the following periods:

	Payments Due by Period:
(In thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Fixed Payments from Counterparty	$133	$—	$—	$—
Payments based on Prime Rate	174	—	—	-
Net Cash Outflow	$(41)	$—	$—	$—

The net cash flow reflected on the table above is based on the current rate environment. The Company receives a fixed 5.93% on the notional amount during the contract period from the counterparty on the swap agreements and pays a variable rate based on the prime rate that is 7.75% at March 31, 2006. The cash flow will remain negative for the Company as long as the prime rate exceeds 5.93%. This derivative instrument was put into place to partially hedge against potential lower yields on the variable prime rate loan category in a declining rate environment. As the prime rate increases the Company experiences a net cash outflow from this derivative instrument that is offset by an increase in cash flow for the variable prime rate loans.

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2006.

Estimated
Rate Change	Change in NII
+200bp	1.30%
-200bp	(3.22)%

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

When appropriate, the Company may utilize derivative financial instruments, such as interest rate floors, caps and swaps to hedge its interest rate risk position. The Board of Directors’ approved hedging policy statements govern the use of these instruments. As of March 31, 2006, the Company had a notional principal of $10 million in interest rate swap agreements. ALCO monitors derivative activities relative to its expectation and the Company’s hedging policy. These instruments are more fully described in Note 4-Derivative Financial Instruments within the “Notes to Consolidated Financial Statements” section.

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

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

None

Item 1A RISK FACTORS

There have been no material changes to the risk factors included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005 that could affect our business results of operations or financial condition.

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company repurchased no shares of common stock.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. At March 31, 2006, the maximum number of shares that may yet be purchased under the program is 147,858. The authority may be exercised from time to time and in such amounts as market conditions warrant. Shares are being repurchased for other corporate purposes. The program does not have an expiration date.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 4, 2006. The proposals submitted to the shareholders and the tabulation of votes were as follows:

1.	Election of four candidates to the board of directors.

The number of votes cast with respect to this matter is as follows:

Nominee	For	Withheld	Broker Non-votes
Joseph H. Cyr	2,927,204	336	—
John R. Graham, III	2,927,174	360	—
William P. Lucy	2,921,937	5,597	—
Michael T. Shea	2,926,702	832	—

The other directors whose terms are continuing after the Annual Meeting are William C. Bullock, Jr., Edwin N. Clift, Perry B. Hansen, Frederick A. Oldenburg, Jr., M.D. and Dennis L. Shubert, M.D., Ph.D.

2.	Ratification of the appointment of Berry, Dunn, McNeil & Parker as independent registered public accountants for the fiscal year ending December 31, 2006.

The number of votes cast with respect to this matter is as follows:

For	Against	Abstain	Broker Non-votes
2,899,838	36,752	1,120	—

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (1)
3.2	By-laws of Merrill Merchants Bancshares, Inc. (1)
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (1)
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company. (1)
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company. (1)
10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (2)
10.4	Financial Services Agreement with Financial Institutions Service Corporation. (1)
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement. (1)
10.6	Not used
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan. (3)
10.8	Form of Mandatory Convertible Debentures. (1)
10.9	Correspondent Trust Services Agreement with Northern Trust Company. (1)
10.10	Stock Option Plan, as amended. (1)
10.11	Form of Stock Option Agreement. (1)
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift. (4)
10.14	Employment Agreement between the Company and William P. Lucy. (4)
10.15	Employment Agreement between the Company and Deborah A. Jordan. (4)
10.16	2005 Directors’ Deferred Compensation Plan. (5)
31	Rule 13a - 14(a)/15d - 14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: May 12, 2006	By:	/s/ Edwin N. Clift

Name: Edwin N. Clift Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Deborah A. Jordan

Name: Deborah A. Jordan Title: Executive Vice President and Treasurer (Principal Financial and Accounting Officer)