Form 10-Q
period 2006-06-30
MERRILL MERCHANTS BANCSHARES INC
filed 2006-08-09
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the issuer's common stock as of July 31, 2006 is 3,548,673.

MERRILL MERCHANTS BANCSHARES, INC.
INDEX TO FORM 10-Q

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
August 4, 2006

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
	June 30, 2006	December 31, 2005
(In thousands, except number of shares)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$9,928	$13,785
Interest-bearing deposits with banks	137	43
Total cash and cash equivalents	10,065	13,828
Investment securities - available for sale	82,248	72,489
Loans held for sale	759	925
Loans receivable	331,361	318,965
Less allowance for loan losses	4,310	4,086
Net loans receivable	327,051	314,879
Properties and equipment, net	5,391	4,863
Cash surrender value of life insurance	4,093	4,018
Deferred income tax benefit	1,630	1,372
Accrued income and other assets	5,154	4,699
Total assets	$436,391	$$417,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$52,913	$56,204
Savings and NOW deposits	148,536	151,798
Certificates of deposit	146,990	123,412
Total deposits	348,439	331,414
Securities sold under agreements to repurchase (term and demand)	20,566	18,534
Other borrowed funds	27,247	28,474
Accrued expenses and other liabilities	4,351	4,299
Total liabilities	400,603	382,721
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,548,602 shares in 2006 and 3,435,633 shares in 2005	3,549	3,436
Capital surplus	26,661	24,188
Retained earnings	6,092	6,947
Accumulated other comprehensive loss
Unrealized loss on securities available for sale, net of tax	(514)	(167)
Net unrealized depreciation on derivative instruments marked to market, net of tax	-	(52)
Total shareholders’ equity	35,788	34,352
Total liabilities and shareholders’ equity	$436,391	$417,073

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Interest and fees on loans	$6,063	$4,928	$11,755	$9,460
Interest on investment securities	808	521	1,492	1,011
Dividends on investment securities	37	33	81	65
Interest on federal funds sold	1	21	2	26
Total interest and dividend income	6,909	5,503	13,330	10,562
Interest expense
Interest on savings and NOW	792	456	1,517	798
Interest on deposits	1,428	859	2,632	1,684
Interest on borrowed funds	501	320	931	590
Total interest expense	2,721	1,635	5,080	3,072
Net interest income	4,188	3,868	8,250	7,490
Provision for loan losses	131	100	259	194
Net interest income after provision for loan losses	4,057	3,768	7,991	7,296
Non-interest income
Service charges on deposit accounts	403	367	783	705
Other service charges and fees	224	207	435	406
Trust fees	466	402	883	779
Mortgage banking income	169	164	316	392
Net gain on investment securities	36	-	67	19
Other	120	141	231	277
Total non-interest income	1,418	1,281	2,715	2,578
Non-interest expense
Salaries and employee benefits	1,798	1,686	3,649	3,354
Occupancy expense	253	234	514	498
Equipment expense	175	163	338	320
Data processing	166	153	317	316
Other	802	756	1,546	1,423
Total non-interest expense	3,194	2,992	6,364	5,911
Income before income taxes	2,281	2,057	4,342	3,963
Income tax expense	781	692	1,476	1,341
Net income	$1,500	$1,365	$2,866	$2,622

Per share data
Basic earnings per common share	$.42	$.39	$.81	$.74
Diluted earnings per common share	$.42	$.38	$.80	$.73

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In Thousands, Except Number of Shares and Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (loss) On Securities Available for Sale	Net Unrealized Depreciation On Derivative Instruments	Total Shareholders’ Equity

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$31,329
Net income	-	-	2,622	-	-	2,622
Unrealized loss on derivative instruments, net of deferred taxes of $19	-	-	-	-	(35)	(35)
Change in unrealized gain on securities available for sale, net of deferred taxes of $87	-	-	-	(173)	-	(173)
Total comprehensive income	-	-	2,622	(173)	(35)	2,414
Common stock repurchased (5,500 shares at $21.70)	(5)	(114)	-	-	-	(119)
3% common stock dividend declared	100	2,251	(2,355)	-	-	(4)
Common stock options exercised, 225 shares	-	2	-	-	-	2
Common stock cash dividend declared, $0.31 per share	-	-	(1,065)	-	-	(1,065)

Balance at June 30, 2005	$3,435	$24,176	$4,965	$30	$(49)	$32,557

Balance at December 31, 2005	$3,436	$24,188	$6,947	$(167)	$(52)	$34,352
Net income	-	-	2,866	-	-	2,866
Unrealized gain on derivative instruments, net of deferred taxes of $27	-	-	-	-	52	52
Change in unrealized loss on securities available for sale, net of deferred taxes of ($193)	-	-	-	(347)	-	(347)
Total comprehensive income	-	-	2,866	(347)	52	2,571
3% common stock dividend declared	103	2,369	(2,479)	-	-	(7)
Common stock options exercised, 9,722 shares	10	104	-	-	-	114
Common stock cash dividend declared, $0.35 per share	-	-	(1,242)	-	-	(1,242)

Balance at June 30, 2006	$3,549	$26,661	$6,092	$(514)	$-	$35,788

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)	2006	2005
Cash flows from operating activities
Net income	$2,866	$2,622
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	209	181
Amortization	266	223
Net amortization on investment securities	39	252
Deferred income taxes	(102)	(134)
Provision for loan losses	259	194
Net gain on sale of credit cards, investment securities and properties and equipment	(61)	(305)
Net change in:
Loans held for sale	166	(378)
Deferred loan fees, net	(22)	(50)
Accrued income and other assets	(416)	(410)
Accrued expenses and other liabilities	52	95
Net cash provided by operating activities	3,256	2,290

Cash flows from investing activities
Net loans made to customers	(12,409)	(17,679)
Acquisition of properties and equipment and computer software	(757)	(731)
Purchase of investment in limited partnership	(276)	-
Purchase of investment securities available for sale	(20,523)	(13,774)
Proceeds from sales and maturities of investment securities available for sale	10,251	14,537
Net cash used by investing activities	(23,714)	(17,647)
Cash flows from financing activities
Net (decrease) increase in demand, savings and NOW deposits	(6,553)	10,305
Net increase in certificates of deposit	23,578	4,625
Net increase in securities sold under agreement to repurchase	2,032	333
Net increase (decrease) in other borrowed funds	1,396	(558)
Long-term advances from the Federal Home Loan Bank	-	10,000
Payments on long-term advances	(2,623)	(2,128)
Dividends paid on common stock	(1,249)	(1,025)
Repurchase of common stock	-	(119)
Proceeds from stock issuance	114	2
Net cash provided by financing activities	16,695	21,435
Net (decrease) increase in cash and cash equivalents	(3,763)	6,078
Cash and cash equivalents, beginning of period	13,828	10,220
Cash and cash equivalents, end of period	$10,065	$16,298
Supplemental disclosures of cash flow information
Cash paid for interest	$4,821	$3,008
Income tax paid	1,518	1,458

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the “Company”) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the “Bank”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ending June 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(In thousands, except for number of shares and per share data)
Net income, as reported	$1,500	$1,365	$2,866	$2,622

Weighted-average shares outstanding	3,547,864	3,540,890	3,545,215	3,542,305
Effect of dilutive stock options	26,518	28,865	26,022	29,902

Adjusted weighted-average shares outstanding	3,574,382	3,569,755	3,571,237	3,572,207

Basic earnings per share	$0.42	$0.39	$0.81	$0.74
Diluted earnings per share	$0.42	$0.38	$0.80	$0.73

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company’s financial statements.

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between the SFAS and certain SEC rules and regulations. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial statements for the period ended June 30, 2006.

In July, 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material effect on the financial condition and results of operations of the Company.

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

EXECUTIVE OVERVIEW

Net income increased 10% for the second quarter ended June 30, 2006 compared to the second quarter last year, an increase of $135,000. The following were significant factors related to the results to the second quarter of 2006 compared to the second quarter of 2005.

▪
Net interest income increased $320,000, or 8%, to $4.2 million. The increase was driven by $47.1 million of growth in average earning assets. The Company’s net interest margin decreased to 4.08% for the second quarter of 2006, compared to 4.24% for the same period in 2005, as the cost of funds increased by 98 basis points while the yield on earning assets increased 70 basis points.

▪
Non-interest income increased 11% to $1.4 million for the second quarter of 2006 compared to $1.3 million for the second quarter of 2005. The $137,000 increase in non-interest income was due to investment security gains of $36,000 combined with growth in trust fees of 16% and increases in service fees on deposit accounts of 10%.

▪
Non-interest expense increased $202,000, or 7%, to $3.2 million for the second quarter of 2006 compared to the second quarter of 2005. The increase was the result of an increase in personnel costs of 7% and an increase in other expenses of 6%.

▪
Comparing June 30, 2006 and 2005, total loans grew $30.6 million or 10%. Loans to businesses increased 14% and consumer loans grew 23% from a year ago. Real estate loan activity has slowed compared to 2005; however, growth was steady with the commercial real estate portfolio increasing 8%, home equity balances growing 14% and residential mortgages up 5%.

▪
Total deposits were $348.4 million at June 30, 2006 compared to $314.7 million a year ago, representing growth of $33.7 million or 11%. Short-term interest rate increases and stock market volatility have spurred a migration of funds from core deposits as well as an influx of new funds to higher yielding certificates of deposit (CDs). CDs grew $37.1 million or 34% from a year ago. Comparing June 30, 2006 and 2005, savings account balances increased $906,000 while checking accounts declined $1.8 million and money market balances decreased $2.5 million.

RESULTS OF OPERATIONS

The Company reported net income of $2.9 million, or $.80 per diluted share, for the first six months of 2006. This is an increase of $244,000, or 9%, compared to net income of $2.6 million, or $.73 per diluted share, for the comparable period of 2005. Net income for the second quarter of 2006 increased $135,000, or 10%, to $1.5 million compared with the second quarter of 2005 and earnings per diluted share increased to $0.42 compared to $0.38 for the same period.

The annualized return on assets and return on equity were 1.36% and 16.34%, respectively, for the first six months of 2006 compared to return on assets of 1.41% and return on equity of 16.61% for the same period in 2005. For the second quarter of 2006, the annualized return on assets and return on equity were 1.40% and 16.86%, respectively compared to return on assets of 1.44% and return on equity of 17.07% for the same period in 2005.

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

Net interest income totaled $8.3 million for the first six months of 2006, an increase of $760,000 compared to the same period in 2005. The 10% increase was driven by growth in average earning assets of $46.3 million. The Company’s net interest margin decreased to 4.08% for the first six months of 2006 compared to 4.19% for the same period last year.

Since June 2004, the Board of Governors of the Federal Reserve System has steadily increased the Federal Funds targeted rate from 1.00% to 5.25% at June 30, 2006. The decline in the Company’s net interest margin is the result of the interest rate incurred on interest-bearing liabilities increasing at a faster pace than the yield on interest-earning assets. The Company has experienced a shift in its deposit mix with asset growth being funded by higher yielding certificates of deposit instead of core deposits.

The average rate earned on interest-earning assets increased to 6.62% from 5.93% for the six months ended June 30, 2006 and 2005, respectively, on average interest-earning assets of $402.5 million and $356.2 million for the corresponding periods. The average interest rate incurred on interest-bearing liabilities also increased, to 3.06% from 2.14% for the six months ended June 30, 2006 and 2005, respectively, on average interest-bearing liabilities of $335.0 million and $289.6 million for the corresponding periods.

Net interest income totaled $4.2 million for the second quarter of 2006, an increase of $320,000 or 8% over the same period in 2005. The net interest margin decreased to 4.08% for the second quarter of 2006 as compared to 4.24% for the same period in 2005. The yield on average earning assets for the second quarter of 2006 and 2005 was 6.75% and 6.05%, respectively, and the average interest rate incurred on interest-bearing liabilities was 3.20% and 2.22%, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $259,000 for the six months ended June 30, 2006, as compared to $194,000 for the same period in 2005. The increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio and the overall credit quality of the portfolio.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $ 4.3 million at June 30, 2006 (1.30% of total loans), an increase of $224,000 since year-end.

NON-INTEREST INCOME

Non-interest income was $2.7 million for the six months ended June 30, 2006, an increase of $137,000 compared to the same period in 2005. The 5% increase in non-interest income was due to an increase in trust fees of $104,000, increases in service charges on deposit accounts of $78,000 and an increase in investment security gains of $48,000. Mortgage banking income declined by $76,000 as the margin on loan sale gains has tightened due to higher interest rates and competitive pricing.

Non-interest income was $1.4 million for the second quarter of 2006, an increase of 11% from the same period in 2005. The $137,000 increase in non-interest income was due to investment security gains of $36,000 combined with growth in trust fees of 16% and increases in service fees on deposit accounts of 10%.

NON-INTEREST EXPENSE

Non-interest expense totaled $6.4 million for the six months ended June 30, 2006 compared to $5.9 million for the same period last year. The increase in non-interest expense of $453,000, or 8%, was due to an increase in personnel costs of 9%, increases in occupancy, equipment and data processing expenses of 3% and an increase in other expenses of 9%. Personnel costs increased $295,000 due to normal salary increases and additional staffing required as a result of asset growth, and other expenses increased $123,000 due to increases in professional fees and ATM/debit card processing expense.

Non-interest expense totaled $3.2 million for the second quarter of 2006 compared to $3.0 million for the same period last year. The increase in non-interest expense of $202,000, or 7%, was due to increases in personnel costs of $112,000 and increases in professional fees of $54,000.

The Company’s efficiency ratio improved to 58.4% for the first half of 2006 compared to 59.4% for the same period in 2005 and was 57.3% and 58.1% for the second quarters ended June 30, 2006 and 2005, respectively.

FINANCIAL CONDITION

Total assets increased $19.3 million or 5% to $436.4 million during the first six months of 2006. Since December 31, 2005, the loan portfolio increased $12.4 million or 4%. Consumer loans increased 14%, home equity balances were up 7%, residential balances grew 5% and the commercial and commercial real estate portfolio grew 5%. Construction loan balances decreased 34%. The investment portfolio increased $9.8 million or 13% since year-end. Asset growth was funded by certificates of deposit.

Total deposits increased $17.0 million of 5% to $348.4 million for the first six months of 2006. Short-term interest rate increases and stock market volatility have spurred a migration of funds from core deposits as well as an influx of new funds to higher yielding certificates of deposit (CDs). Since December 31, 2005, CDs grew $23.6 million or 19%, money market balances increased $1.8 million, savings accounts declined by $5.0 million and checking accounts decreased $3.4 million. Borrowed funds increased by $805,000 to $47.8 million at June 30, 2006 primarily due to an increase in customer repurchase agreements.

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

The Company’s total shareholders’ equity was $35.8 million or 8.2% of total assets at June 30, 2006, compared with $34.4 million or 8.2% of total assets at December 31, 2005.  The net increase of $1.4 million in the first six months of 2006 was attributable to net income of $2.9 million and stock option exercises of $114,000 less cash dividends of $1.2 million and changes in unrealized losses on investment securities and derivative instruments of $295,000, net of tax. In the second quarter of 2006, the Company declared a cash dividend of $.18 per share on the Company’s common stock. This was an increase of 16% over last year’s second quarter dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at June 30, 2006, of 10.96% and 12.30%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2005 were 11.06% and 12.40%, respectively.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of June 30, 2006, 22,137 shares had been repurchased under the program. The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At June 30, 2006, the Company had the following levels of commitments to extend credit:

		Commitment Expires in:
(In thousands)	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of Credit	$911	$761	$-	$150	$-
Other Commitments to Extend Credit	73,630	38,526	6,914	965	27,225
Total	$74,541	$39,287	$6,914	$1,115	$27,225

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At June 30, 2006, the Company had the following levels of contractual obligations:

		Payments Due by Period:
(In thousands)	Total Amount of Obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating Leases	$799	$285	$379	$135	$-
Federal Home Loan Bank Debt	20,311	4,837	7,258	6,834	1,382
Total	$21,110	$5,122	$7,637	$6,969	$1,382

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the second quarter of 2006.

Rate Change	Estimated Change in NII
+200bp	0.37%
-200bp	(2.38)%

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

During the three months ended June 30, 2006, the Company repurchased no shares of common stock.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. At June 30, 2006, the maximum number of shares that may yet be purchased under the program is 147,858. The authority may be exercised from time to time and in such amounts as market conditions warrant. Shares are being repurchased for other corporate purposes. The program does not have an expiration date.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5	OTHER INFORMATION

None

Item 6	EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (1)
3.2	By-laws of Merrill Merchants Bancshares, Inc. (1)
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (1)
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company. (1)
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company. (1)

10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (2)
10.4	Financial Services Agreement with Financial Institutions Service Corporation. (1)
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement. (1)
10.6	Not used
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan. (3)
10.8	Form of Mandatory Convertible Debentures. (1)
10.9	Correspondent Trust Services Agreement with Northern Trust Company. (1)
10.10	Stock Option Plan, as amended. (1)
10.11	Form of Stock Option Agreement. (1)
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift. (4)
10.14	Employment Agreement between the Company and William P. Lucy. (4)
10.15	Employment Agreement between the Company and Deborah A. Jordan. (4)
10.16	2005 Directors’ Deferred Compensation Plan. (5)
31	Rule 13a - 14(a)/15d - 14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: August 9, 2006	By:	/s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)