Form 10-Q
period 2006-09-30
MERRILL MERCHANTS BANCSHARES INC
filed 2006-11-14
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer's common stock as of October 31, 2006 is 3,550,510.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
November 1, 2006

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2006	2005
(In thousands, except number of shares)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$9,664	$13,785
Federal funds sold	13,000	—
Interest-bearing deposits with banks	87	43
Total cash and cash equivalents	22,751	13,828
Investment securities - available for sale	79,098	72,489
Loans held for sale	859	925
Loans receivable	330,045	318,965
Less allowance for loan losses	4,214	4,086
Net loans receivable	325,831	314,879
Properties and equipment, net	5,414	4,863
Cash surrender value of life insurance	4,131	4,018
Deferred income tax benefit	1,495	1,372
Other real estate owned	17	—
Accrued income and other assets	5,356	4,699
Total assets	$444,952	$417,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$54,515	$56,204
Savings and NOW deposits	152,282	151,798
Certificates of deposit	151,484	123,412
Total deposits	358,281	331,414
Securities sold under agreements to
repurchase (term and demand)	22,577	18,534
Other borrowed funds	21,774	28,474
Accrued expenses and other liabilities	5,091	4,299
Total liabilities	407,723	382,721
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and
outstanding 3,550,010 shares in 2006 and 3,435,633 shares in 2005	3,550	3,436
Capital surplus	26,634	24,188
Retained earnings	7,101	6,947
Accumulated other comprehensive loss
Unrealized loss on securities available for sale, net of tax	(56)	(167)
Net unrealized depreciation on derivative instruments marked to market,
net of tax	—	(52)
Total shareholders’ equity	37,229	34,352
Total liabilities and shareholders’ equity	$444,952	$417,073

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Interest and fees on loans	$6,336	$5,297	$18,091	$14,757
Interest on investment securities	840	532	2,332	1,543
Dividends on investment securities	57	42	138	107
Interest on federal funds sold	116	80	118	106
Total interest and dividend income	7,349	5,951	20,679	16,513
Interest expense
Interest on savings and NOW	897	590	2,414	1,388
Interest on certificates of deposit	1,621	979	4,253	2,663
Interest on borrowed funds	429	321	1,360	911
Total interest expense	2,947	1,890	8,027	4,962
Net interest income	4,402	4,061	12,652	11,551
Provision for loan losses	87	106	346	300
Net interest income after provision for
loan losses	4,315	3,955	12,306	11,251
Non-interest income
Service charges on deposit accounts	378	387	1,161	1,092
Other service charges and fees	230	210	665	616
Trust fees	445	392	1,328	1,171
Mortgage banking income	169	97	485	489
Net gain on investment securities	1	—	68	19
Other	113	116	344	393
Total non-interest income	1,336	1,202	4,051	3,780
Non-interest expense
Salaries and employee benefits	1,877	1,742	5,526	5,096
Occupancy expense	240	217	754	715
Equipment expense	164	154	502	474
Data processing	155	146	472	462
Other	733	691	2,279	2,114
Total non-interest expense	3,169	2,950	9,533	8,861
Income before income taxes	2,482	2,207	6,824	6,170
Income tax expense	835	745	2,311	2,086
Net income	$1,647	$1,462	$4,513	$4,084

Per share data
Basic earnings per common share	$.46	$.41	$1.27	$1.15
Diluted earnings per common share	$.46	$.41	$1.26	$1.14

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In Thousands, Except Number of Shares and Per Share Data)
				Unrealized	Net
				Gain (Loss)	Unrealized
				On Securities	Depreciation	Total Share-
	Common	Capital	Retained	Available	on Derivative	holders’
	Stock	Surplus	Earnings	for Sale	Instruments	Equity

Balance at December 31, 2004	$3,340	$22,037	$5,763	$203	$(14)	$31,329
Net income	—	—	4,084	—	—	4,084
Unrealized loss on
derivative instruments, net of
deferred taxes of ($25)	—	—	—	—	(48)	(48)
Change in unrealized gain on
securities available for sale, net
of deferred taxes of ($56)	—	—	—	(114)	—	(114)
Total comprehensive income	—	—	4,084	(114)	(48)	3,922
Common stock options exercised,
787 shares	1	8	—	—	—	9
Common stock repurchased (5,500
shares at $21.70)	(5)	(114)	—	—	—	(119)
3% common stock dividend declared	100	2,251	(2,355)	—	—	(4)
Common stock cash dividend
declared, $0.47 per share	—	—	(1,615)	—	—	(1,615)

Balance at September 30, 2005	$3,436	$24,182	$5,877	$89	$(62)	$33,522

Balance at December 31, 2005	$3,436	$24,188	$6,947	$(167)	$(52)	$34,352
Net income	—	—	4,513	—	—	4,513
Unrealized gain on
derivative instruments, net of
deferred taxes of $27	—	—	—	—	52	52
Change in unrealized loss on
securities available for sale, net
of deferred taxes of $58	—	—	—	111	—	111
Total comprehensive income	—	—	4,513	111	52	4,676
3% common stock dividend declared	103	2,370	(2,479)	—	—	(6)
Common stock options exercised,
14,887 shares	15	161	—	—	—	176
Common stock repurchased (3,757
shares at $23.58)	(4)	(85)	—	—	—	(89)
Common stock cash dividend
declared, $0.53 per share	—	—	(1,880)	—	—	(1,880)

Balance at September 30, 2006	$3,550	$26,634	$7,101	$(56)	$—	$37,229

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(In thousands)	2006	2005
Cash flows from operating activities
Net income	$4,513	$4,084
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	325	278
Amortization	374	238
Net amortization on investment securities	37	350
Deferred income taxes	(208)	(158)
Provision for loan losses	346	300
Net gain on sale of credit cards, investment securities and properties and equipment	(59)	(365)
Net change in:
Loans held for sale	66	(776)
Deferred loan fees, net	(45)	(78)
Accrued income and other assets	(773)	(449)
Accrued expenses and other liabilities	792	559
Net cash provided by operating activities	5,368	3,983

Cash flows from investing activities
Net loans made to customers	(11,270)	(28,081)
Acquisition of properties and equipment and computer software	(899)	(1,152)
Purchase of investment in limited partnership	(276)	—
Purchase of investment securities available for sale	(36,697)	(45,243)
Proceeds from sales and maturities of investment securities available for sale	30,286	40,672
Net cash used by investing activities	(18,856)	(33,804)

Cash flows from financing activities
Net (decrease) increase in demand, savings and NOW deposits	(1,205)	13,821
Net increase in certificates of deposit	28,072	11,392
Net increase in securities sold under agreement to repurchase	4,043	3,619
Net (decrease) increase in other borrowed funds	(3,781)	187
Long-term advances from the Federal Home Loan Bank	—	10,000
Payments on long-term advances	(2,919)	(2,430)
Dividends paid on common stock	(1,886)	(1,571)
Repurchase of common stock	(89)	(119)
Proceeds from stock issuance	176	9
Net cash provided by financing activities	22,411	34,908
Net increase in cash and cash equivalents	8,923	5,087
Cash and cash equivalents, beginning of period	13,828	10,220

Cash and cash equivalents, end of period	$22,751	$15,307
Supplemental disclosures of cash flow information
Cash paid for interest	$7,702	$5,028
Transfers to other real estate owned	17	—
Income tax paid	2,344	2,089

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the “Company”) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the “Bank”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended September 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except for number of shares and per share data)

Net income, as reported	$1,647	$1,462	$4,513	$4,084

Weighted-average shares outstanding	3,548,600	3,538,180	3,546,356	3,540,915
Effect of dilutive stock options	24,195	30,773	23,714	29,979

Adjusted weighted-average shares outstanding	3,572,795	3,568,953	3,570,070	3,570,894

Basic earnings per share	$.46	$.41	$1.27	$1.15
Diluted earnings per share	$.46	$.41	$1.26	$1.14

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. SFAS No. 156 requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No. 156 to have a material impact on the Company’s financial statements.

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment. SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial statements for the period ended September 30, 2006.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material effect on the financial condition and results of operations of the Company.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. Management is studying the effects of SAB No. 108 on the Company’s financial statements.

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

Mortgage Servicing Rights. Servicing assets are recognized as separate assets when servicing rights are acquired through sale of residential mortgage assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial residential mortgage assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized costs. Fair value is determined based upon discounted cash flows using market-based assumptions. When the book value exceeds fair value, an impairment allowance is recognized so that mortgage servicing rights are carried at the lower of amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company’s financial condition and results of operations either positively or adversely. On a quarterly basis, an independent third party determines the valuation of the Company’s mortgage servicing rights asset.

EXECUTIVE OVERVIEW

Net income increased 13% for the third quarter ended September 30, 2006 compared to the third quarter last year, an increase of $185,000. The following were significant factors related to the results to the third quarter of 2006 compared to the third quarter of 2005.

▪ Net interest income increased $341,000, or 8%, to $4.4 million. The increase was driven by $40.8 million of growth in average earning assets. The Company’s net interest margin decreased to 4.21% for the third quarter of 2006, compared to 4.29% for the same period in 2005, as the cost of funds increased by 95 basis points while the yield on earning assets increased 72 basis points.
▪ Non-interest income increased 11% to $1.3 million for the third quarter of 2006 compared to $1.2 million for the third quarter of 2005. The $134,000 increase in non-interest income was due to an increase in mortgage banking income of 74%, growth in trust fees of 14% and increases in other service charges and fees of 10%.
▪ Non-interest expense increased $219,000, or 7%, to $3.2 million for the third quarter of 2006 compared to the third quarter of 2005. The increase was the result of an increase in personnel costs of 8% and an increase in other expenses of 6%.
▪ Comparing September 30, 2006 and 2005, total loans grew $19.0 million or 6%. Loans to businesses increased 11% and consumer loans grew 26% from a year ago. Real estate loan activity has slowed compared to 2005; however, growth was steady with the commercial real estate portfolio increasing 4%, home equity balances growing 11% and residential mortgages up 4%. Construction balances decreased $4.0 million from a year ago.
▪ Total deposits were $358.3 million at September 30, 2006 compared to $325.0 million a year ago, representing growth of $33.3 million or 10%. Short-term interest rate increases and stock market volatility have spurred a migration of funds from core deposits as well as an influx of new funds to higher yielding certificates of deposit. Certificates of deposit grew $34.9 million or 30% from a year ago. Comparing September 30, 2006 and 2005, money market balances increased $3.0 million while savings account balances decreased $4.4 million and checking accounts declined $114,000.

RESULTS OF OPERATIONS

The Company reported net income of $4.5 million, or $1.26 per diluted share, for the first nine months of 2006. This is an increase of $429,000, or 11%, compared to net income of $4.1 million, or $1.14 per diluted share, for the comparable period of 2005. Net income for the third quarter of 2006 increased $185,000, or 13%, to $1.6 million compared with the third quarter of 2005 and earnings per diluted share increased to $0.46 compared to $0.41 for the same period.

The annualized return on assets and return on equity were 1.40% and 16.87%, respectively, for the first nine months of 2006 compared to return on assets of 1.42% and return on equity of 16.95% for the same period in 2005. For the third quarter of 2006, the annualized return on assets and return on equity were 1.48% and 17.89%, respectively compared to return on assets of 1.45% and return on equity of 17.60% for the same period in 2005.

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

Net interest income totaled $12.7 million for the first nine months of 2006, an increase of $1.1 million compared to the same period in 2005. The 10% increase was driven by growth in average earning assets of $44.4 million. The Company’s net interest margin decreased to 4.12% for the first nine months of 2006 compared to 4.22% for the same period last year.

Since June 2004, the Board of Governors of the Federal Reserve System has steadily increased the Federal Funds targeted rate from 1.00% to 5.25% at September 30, 2006. The decline in the Company’s net interest margin is the result of the interest rate incurred on interest-bearing liabilities increasing at a faster pace than the yield on interest-earning assets. The Company has experienced a shift in its deposit mix from core deposits to higher yielding certificates of deposit.

The average rate earned on interest-earning assets increased to 6.75% from 6.04% for the nine months ended September 30, 2006 and 2005, respectively, on average interest-earning assets of $408.7 million and $364.3 million for the corresponding periods. The average interest rate incurred on interest-bearing liabilities also increased, to 3.17% from 2.24% for the nine months ended September 30, 2006 and 2005, respectively, on average interest-bearing liabilities of $338.3 million and $295.6 million for the corresponding periods.

Net interest income totaled $4.4 million for the third quarter of 2006, an increase of $341,000, or 8%, over the same period in 2005. The net interest margin decreased to 4.21% for the third quarter of 2006 as compared to 4.29% for the same period in 2005. The yield on average earning assets for the third quarter of 2006 and 2005 was 6.98% and 6.26%, respectively, and the average interest rate incurred on interest-bearing liabilities was 3.39% and 2.44%, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $346,000 for the nine months ended September 30, 2006 compared to $300,000 for the same period in 2005. The increase in the provision for loan losses was appropriate given the continued growth of the loan portfolio and the overall credit quality of the portfolio.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $---4.2 million at September 30, 2006, or 1.28% of total loans, an increase of $128,000 since December 31, 2005.

NON-INTEREST INCOME

Non-interest income was $4.1 million for the nine months ended September 30, 2006, an increase of $271,000 compared to the same period in 2005. The 7% increase in non-interest income was due to an increase in trust fees of $157,000, increases in service charges on deposit accounts of $69,000 and an increase in investment security gains of $49,000.

Non-interest income was $1.3 million for the third quarter of 2006, an increase of 11% from the same period in 2005. The $134,000 increase in non-interest income was due to an increase in mortgage banking income of 74%, growth in trust fees of 14% and increases in other service charges and fees of 10%.

NON-INTEREST EXPENSE

Non-interest expense totaled $9.5 million for the nine months ended September 30, 2006 compared to $8.9 million for the same period last year. The increase in non-interest expense of $672,000, or 8%, was due to an increase in personnel costs of 8%, increases in occupancy, equipment and data processing expenses of 5% and an increase in other expenses of 8%. Personnel costs increased $430,000 due to normal salary increases and additional staffing required as a result of asset growth, and other expenses increased $165,000 due to increases in professional fees, postage costs and ATM/debit card processing expense.

Non-interest expense totaled $3.2 million for the third quarter of 2006 compared to $3.0 million for the same period last year. The increase in non-interest expense of $219,000, or 7%, was due to increases in personnel costs of $135,000 and general increases in all other expense categories.

The Company’s efficiency ratio improved to 57.3% for the first nine months of 2006 compared to 58.3% for the same period in 2005 and was 55.2% and 56.1% for the third quarters ended September 30, 2006 and 2005, respectively.

FINANCIAL CONDITION

Total assets increased $27.9 million, or 7%, to $445.0 million during the first nine months of 2006. Since December 31, 2005, the loan portfolio increased $11.0 million or 4%. Consumer loans increased 20%, home equity balances were up 11%, residential balances grew 4% and the commercial and commercial real estate portfolio grew 2%. Construction loan balances decreased 23%. The investment portfolio increased $6.6 million, or 9%, since year-end and cash and cash equivalents increased $8.9 million. Asset growth was funded by certificates of deposit.

Total deposits increased $26.9 million, or 8%, to $358.3 million for the first nine months of 2006. Short-term interest rate increases and stock market volatility have spurred a migration of funds from core deposits as well as an influx of new funds to higher yielding certificates of deposit. Since December 31, 2005, certificates of deposit grew $28.1 million, or 23%, money market balances increased $4.4 million, checking accounts increased $335,000 and savings accounts declined by $6.0 million. Borrowed funds decreased by $2.7 million to $44.4 million at September 30, 2006 primarily due to a decrease in short-term borrowings.

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

The Company’s total shareholders’ equity was $37.2 million, or 8.4%, of total assets at September 30, 2006 compared to $34.4 million, or 8.2%, of total assets at December 31, 2005.  The net increase of $2.9 million in the first nine months of 2006 was attributable to net income of $4.5 million, changes in unrealized losses on investment securities and derivative instruments of $163,000, net of tax and stock option exercises of $176,000 less cash dividends of $1.9 million. In the third quarter of 2006, the Company declared a cash dividend of $.18 per share on the Company’s common stock. This was an increase of 16% over last year’s third quarter dividend.
Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at September 30, 2006, of 11.30% and 12.65%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2005 were 11.06% and 12.40%, respectively.
On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of September 30, 2006, 25,894 shares had been repurchased under the program. During the third quarter of 2006, the Company repurchased 3,757 shares at an average price of $23.58 per share. The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At September 30, 2006, the Company had the following levels of commitments to extend credit:

		Commitment expires in:
(In thousands)	Total amount committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$1,136	$732	$254	$150	$—
Other commitments to extend credit	85,946	41,990	12,339	1,254	30,363
Total	$87,082	$42,722	$12,593	$1,404	$30,363

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At September 30, 2006, the Company had the following levels of contractual obligations:

		Payments due by period:
(In thousands)	Total amount of obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$2,029	$300	$447	$176	$1,106
Federal Home Loan Bank debt	20,015	4,808	7,255	6,649	1,303
Total	$22,044	$5,108	$7,702	$6,825	$2,409

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the third quarter of 2006.

Estimated
Rate Change	Change in NII
+200bp	0.53%
-200bp	(2.76)%

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

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company repurchased the following shares of the common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2006	—	—	—	147,858
August 1 - 31, 2006	3,757	$23.58	3,757	144,101
September 1-30, 2006	—	—	—	144,101

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. At September 30, 2006, the maximum number of shares that may yet be purchased under the program is 144,101. The authority may be exercised from time to time and in such amounts as market conditions warrant. Shares are being repurchased for other corporate purposes. The program does not have an expiration date.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (1)
3.2	By-laws of Merrill Merchants Bancshares, Inc. (1)
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (1)
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company. (1)
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company. (1)
10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (2)
10.4	Financial Services Agreement with Financial Institutions Service Corporation. (1)
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement. (1)
10.6	Not used.
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan. (3)
10.8	Form of Mandatory Convertible Debentures. (1)
10.9	Correspondent Trust Services Agreement with Northern Trust Company. (1)
10.10	Stock Option Plan, as amended. (1)
10.11	Form of Stock Option Agreement. (1)
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift. (4)
10.14	Employment Agreement between the Company and William P. Lucy. (4)
10.15	Employment Agreement between the Company and Deborah A. Jordan. (4)
10.16	2005 Directors’ Deferred Compensation Plan. (5)
31	Rule 13a - 14(a)/15d - 14(a) Certifications.
32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197, as amended.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: November 14, 2006	By:	/s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer (Principal Financial and Accounting Officer)