Form 10-K
period 2006-12-31
MERRILL MERCHANTS BANCSHARES INC
filed 2007-02-26
CIK 913072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 000-24715
Merrill Merchants Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)	01-0471507 (I.R.S. Employer Identification Number)
201 Main Street Bangor, Maine (Address of principal executive offices)	04402-0925 (Zip Code)

Registrant’s telephone number, including area code: (207) 942-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $56,670,000. As of February 15, 2007, there were 3,555,844 shares of common stock, par value $1.00 per share, of the registrant outstanding.

TABLE OF CONTENTS
		Page
	PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	16
ITEM 2.	PROPERTIES	17
ITEM 3.	LEGAL PROCEEDINGS	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
	PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED
	STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18
ITEM 6.	SELECTED FINANCIAL DATA	19
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 9A.	CONTROLS AND PROCEDURES	36
ITEM 9B.	OTHER INFORMATION	37
	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37
ITEM 11.	EXECUTIVE COMPENSATION	40
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	47
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	47
	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	48
	SIGNATURES	50

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

The Bank was established in 1992 to purchase assets and assume liabilities of certain branch banking offices formerly held by a large out of state bank. Merrill Merchants Bank is headquartered in Bangor, Maine, which is located 76 miles north of Augusta, Maine, the state capital. Presently, the Bank maintains eleven banking offices in nine area communities. The three Bangor offices provide city-wide convenience and are complemented by: (i) an office in Brewer, Bangor’s sister city located on the eastern shore of the Penobscot River; (ii) a branch in Orono, home of the University of Maine’s flagship campus; (iii) a branch in Pittsfield, a small rural town of 4,000 people located about 30 miles southwest of Bangor; (iv) a convenience store branch in Orrington which serves as a satellite office to the Brewer Branch; (v) a convenience store branch in Milford which serves as a satellite office to the Orono Branch; (vi) a branch in Holden, a small town located next to Brewer; (vii) a banking office located in Waterville; and (viii) a supermarket branch in Newport, a small town neighboring Pittsfield, approximately 25 miles southwest of Bangor. The Newport Branch is located at the juncture of Interstate 95 and Route 2, which is the main travel route to the winter and summer tourist area of the Moosehead Lake Region. In addition to the Branch Banks, the Bank has fourteen ATM locations in its primary market area.

The Bank conducts a general commercial and retail banking business that includes the acceptance of deposits from the general public and the application of those funds to the origination of a variety of commercial loans, commercial and residential real estate loans and consumer loans. As of December 31, 2006, the Company had total assets of $449.1 million, loans of $338.9 million, deposits of $359.9 million and shareholders’ equity of $38.6 million. The Bank also established a Trust and Investment Services Department, which has grown since inception in April 1994 to $389.0 million in assets under management as of December 31, 2006.

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

Community Banking Strategy

Having identified the need for community banking services in its market area, the Bank has worked to position itself as a service-oriented community bank. The Bank is staffed by experienced management personnel, all of whom reside in the area and know the Bank’s customers and are able to provide personalized service for these customers. The Bank has focused on fostering banking relationships with customers that include multiple financial services ranging from checking to investment management accounts.

As a part of this strategy, the Company and the Bank have attracted local business people, who actively promote the Bank in the community, to serve on their Boards of Directors. In an effort to broaden the community’s awareness of the Bank and attract new business, the Company has also obtained additional investments in and support for the Company from local investors.

The Bank is active in small business lending and has earned the designation “Preferred Lender” by the Small Business Administration (SBA). The Bank is also active in residential mortgage lending, and a number of products, including government insured loan programs, are available to meet the demands of both the consumer and the commercial markets. The Company’s affiliations with third party vendors have enabled the Bank to deliver sophisticated products such as Internet banking, automated telephone banking, and check imaging while maintaining a local, friendly flavor in its branches. This same strategy has been implemented by the Trust and Investment Services Department which also serves many clients who appreciate the personal attention and customer service provided locally. The depository custody services and investment advisory services provided by the Trust Department are supported through its affiliation with The Northern Trust Company.

Market Area and Competition

The Bank’s primary market area, Greater Bangor, is at the center of commercial activity for the northeastern and central region of the State of Maine. Nearly 100,000 people live in the Bank’s primary market area. The Bank is part of a strategic link to Canada, as Bangor is the closest U.S. metropolitan area to Eastern Quebec and the Canadian Maritime provinces. Many regional and national companies site their operations in the Bangor area. Services, trades, manufacturing and government are the four largest fields of employment in the metropolitan Bangor region. Bangor is also a healthcare center for central, eastern and northern Maine. The city is a regional financial center and is also serviced by several statewide and regional accounting firms, law firms, insurance companies and security and investment firms. Bangor is a hub for government services, with many local, state and federal offices located within the city. Bangor is accessible by multiple exits from Interstate 95, a major interstate highway which transits the eastern seaboard of the United States. Major routes to all regions of the state bisect Bangor from various directions. Bangor International Airport provides domestic and international passenger and cargo service for a significant portion of the state.

Major competitors in our market areas include local branches of large regional and national bank affiliates, as well as local independent banks, thrift institutions and credit unions. Other competitors for deposits and loans within our market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufactures.

The Company believes that there will continue to be a need for a bank in the Bank’s primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals. The Bank has concentrated on extending business loans to such customers in the Bank’s primary market area and to extending trust services to clients with accounts of all sizes. The Bank’s management also makes decisions based upon, among other things, the knowledge of the Bank’s employees regarding the communities and customers in the Bank’s primary market area. The individuals employed by the Bank, to a large extent, reside near the branches and thus are generally familiar with the communities and customers. This is important in local decision-making as it allows the Bank to respond to customer questions and concerns on a timely basis and fosters quality customer service.

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

Employees

The Company employs approximately 144 people on a full-time equivalent basis. The employees are not represented by a collective bargaining unit, and we believe that we enjoy good relations with all personnel.

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

Commercial and Commercial Real Estate Lending

Loans in this category principally include loans to service, retail, medical, construction, wholesale and light manufacturing businesses.  Commercial loans are made based on the management, financial strength and repayment ability of the borrower.  As of December 31, 2006, commercial and commercial real estate loans represented the largest class of loans at $185.4 million or 55% of total loans.  The Bank participates in government guaranteed lending including programs with the Finance Authority of Maine (FAME) and Rural Development (RD).   The Bank is the leading community bank lender in the State of Maine for the Small Business Administration.

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

Residential Mortgage Lending

The Bank endeavors to meet the needs of its individual customers by making residential mortgage loans. Residential loans include the origination of conventional mortgages, residential lot loans and residential acquisition, development and construction loans for the purchase or construction of single-family housing or lots. The Bank offers fixed and adjustable rate mortgages.  With these loans, the real estate normally constitutes the primary collateral.

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

As of December 31, 2006, residential loans accounted for a total of $63.7 million, representing 19% of total loans.  The Bank’s secondary market servicing portfolio totaled $154.8 million at December 31, 2006.

Construction Lending

The Company originates construction loans to individuals for the construction of one- to four-family residences and to businesses for owner-occupancy. Residential and commercial construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. At December 31, 2006, construction loans totaled $15.8 million, representing 5% of total loans.

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

Home Equity Lending

The Company originates home equity loans on a fixed and variable interest rate basis.  At December 31, 2006, fixed-rate loans totaled $26.8 million and variable-rate loans amounted to $20.6 million, representing 14% of total loans.  These home equity loans are generally secured by a second mortgage on the principal residential property.

Consumer Lending

Consumer loans made by the Bank include personal unsecured, boat and recreational vehicle loans, mobile home, home improvement, overdraft protection accounts and indirect automobile and recreational vehicle loans.  The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes.  A majority of these loans are for terms of less than 60 months. Consumer loans are generally collateralized by liens on various personal assets of the borrower however consumer loans may be made uncollateralized.  Consumer loans are made at fixed and variable interest rates. Consumer loans totaled $26.7 million and represented 8% of the Company’s loan portfolio at December 31, 2006.

Joint Venture

In 1996, the Bank and MSB Leasing, Inc., a subsidiary of Machias Savings Bank, a state chartered mutual savings bank, formed M&M Consulting Limited Liability Company (“M&M”), a jointly owned subsidiary.  M&M was established to provide a review of various internal bank risk control functions.  M&M provides the Bank, Machias Savings Bank and over seventy other financial institutions in northern New England access to experienced individuals who are highly trained in loan review, regulatory compliance, training and internal auditing in a cost-efficient and timely manner.

Supervision and Regulation

General. Merrill Merchants Bank is a Maine-chartered commercial bank, the deposit accounts of which are insured up to applicable limits by the Federal Deposit Insurance Corporation. Merrill Merchants Bank is also a member of the Federal Reserve System. Merrill Merchants Bank is subject to extensive regulation, examination and supervision by the Maine Bureau of Financial Institutions as its chartering regulator, by the Federal Deposit Insurance Corporation as its deposit insurer and by the Board of Governors of the Federal Reserve System (the “FRB”) as its primary federal regulator. Merrill, as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to the rules and regulations of the FRB. In addition, Merrill is subject to the rules and regulations of the Securities and Exchange Commission and the National Association of Security Dealers. Both Merrill and Merrill Merchants Bank are subject to the provisions of the Maine Revised Statues applicable to financial institutions, and the rules and regulations of the Maine Bureau of Financial Institutions.

The following references to the laws and regulations under which Merrill Merchants Bank and Merrill are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not Company stockholders. Any change in such laws and regulations, whether by the Maine Bureau of Financial Institutions, the Federal Deposit Insurance Corporation, the FRB or the Securities and Exchange Commission or through legislation, could have a material adverse impact on Merrill and Merrill Merchants Bank and their operations and stockholders.

Maine Banking Laws and Supervision. Merrill and Merrill Merchants Bank are subject to Maine law and the rules and regulations of the Maine Bureau of Financial Institutions. The approval of the Maine Bureau of Financial Institutions is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Maine bank that does not operate in accordance with the regulations, policies and directives of the Maine Bureau of Financial Institutions is subject to sanctions.

Loans-to-One-Borrower Limitations. With certain exceptions, the total obligations of a single borrower to Merrill Merchants Bank may not exceed 20% of Merrill Merchants Bank’s total capital. Total loans or other extensions of credit in excess of 10% of total capital must be approved by a majority of the governing body or the executive committee of the bank. Merrill Merchants Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under Maine law, Merrill may declare and pay a dividend on its capital stock provided that adequate levels of capital are maintained. The Maine Bureau of Financial Institutions’ minimum capital requirements are set by regulation, and must be at least as stringent as those set forth by federal banking regulations. See “Federal Regulation of Merrill Merchants Bank - Capital Requirements.” In addition, federal law also may limit the amount of dividends that may be paid by Merrill Merchants Bank.

Examination. The Maine Bureau of Financial Institutions is required to regularly examine each state-chartered bank at least once every 36 months.

Enforcement. The Maine Bureau of Financial Institutions is authorized to issue cease and desist orders to any state-chartered bank that is engaging in or has engaged in: an unsafe or unsound practice; a violation of a law, rule or regulation relating to the supervision of the institution; a violation of any condition, imposed in writing, in connection with the approval of any application by the superintendent; a violation of any written agreement entered into with the superintendent; or an anticompetitive or deceptive practice, or one that is otherwise injurious to the public interest.

The Maine Bureau of Financial Institutions may, under certain circumstances, suspend or remove directors or officers of a bank if: (1) the directors or officers have violated a law, rule, regulation or cease and desist order that has become final; engaged in or participated in any unsafe or unsound practice; or committed or engaged in any act, omission, or practice that constitutes a breach of the fiduciary duty of the officer or director; (2) by reason of the violation, practice or breach the bank has suffered or will probably suffer financial loss or other damage; the interests of the bank's depositors or creditors or the public have been or could be prejudiced; or the officer or director has received financial gain or other benefit; and (3) the violation, practice or breach involves personal dishonesty or demonstrates willful or continuing disregard for the safety or soundness of the bank.

Federal Regulation of Merrill. As a financial holding company, Merrill is subject to the laws of the United States and the regulations of the FRB.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total regulatory capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Merrill is in compliance with the above-described FRB regulatory capital requirements.

Activities. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merging or consolidating with another bank holding company, without the prior approval of the FRB.

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

Bank holding companies may qualify to become financial holding companies if they meet certain criteria set forth by the FRB. In 2003, Merrill elected to be treated as a financial holding company under the BHCA. As a financial holding company, Merrill may conduct activities that are considered “financial in nature” under the BHCA. Such activities include:

▪	Activities permissible for bank holding companies prior to the enactment of the Act;

▪	Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

▪	Underwriting and selling insurance;

▪	Providing financial, investment, or advisory services;

▪	Selling pools of assets;

▪	Underwriting, dealing in, or making a market in securities; and

▪	Merchant banking.

In order to commence a new activity, Merrill Merchants Bank must have received a “Satisfactory” on its latest Community Reinvestment Act exam. See “Federal Regulation of Merrill Merchants Bank - Community Reinvestment” below.

The Sarbanes-Oxley Act. As a public company, Merrill is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

▪	the creation of an independent accounting oversight board;

▪	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

▪	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

▪
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (Merrill, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

▪
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

▪	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with Merrill’s independent auditors;

▪	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

▪	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

▪	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

▪	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

▪	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

▪	mandatory disclosure by analysts of potential conflicts of interest; and

▪	a range of enhanced penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Merrill Merchants Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act. See “Federal Regulation of Merrill Merchants Bank - Loans to Insiders” below.

Although Merrill has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance will not have a material impact on its results of operations or financial condition.

Federal Securities Law. Merrill’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thus, Merrill is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Regulation of Merrill Merchants Bank. The Bank is subject to federal banking laws and the regulations of the FRB.

Capital Requirements. Under FRB regulations, Merrill Merchants Bank is required to maintain minimum levels of capital. The FRB regulations define two classes of capital known as Tier 1 and Tier 2 capital. For an institution with a rating of 1 (the highest examination rating for banks) under the Uniform Financial Institutions Rating System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other banks, the minimum leverage capital requirement is 4%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

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

The federal banking agencies, including the FRB, also have adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing Merrill Merchants Bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Merrill Merchants Bank was considered “well capitalized” under FRB guidelines at December 31, 2006.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (“FDIA”), as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), generally limits the activities and investments of state-chartered Federal Deposit Insurance Corporation-insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the Federal Deposit Insurance Corporation.

Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 or the Federal Deposit Insurance Corporation regulations thereunder, an insured bank must seek approval from the Federal Deposit Insurance Corporation to make such investment or engage in such activity. The Federal Deposit Insurance Corporation will not approve the activity unless Merrill Merchants Bank meets its minimum capital requirements and the Federal Deposit Insurance Corporation determines that the activity does not present a significant risk to the Federal Deposit Insurance Corporation insurance funds.

Enforcement. The FRB has extensive enforcement authority over state-chartered member banks, including Merrill Merchants Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Deposit Insurance. Merrill Merchants Bank is a member of the Deposit Insurance Fund maintained by the Federal Deposit Insurance Corporation, and pays its deposit insurance assessments to the Deposit Insurance Fund. The Deposit Insurance Fund was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the Federal Deposit Insurance Corporation greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the Federal Deposit Insurance Corporation has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. Merrill Merchants Bank’s assessment rate at December 31, 2006 was 0%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Merrill Merchants Bank.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund -insured deposits 1.24 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of Merrill Merchants Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of Merrill Merchants Bank. Merrill Merchants Bank’s authority to engage in transactions with its affiliates is limited by the FRB’s Regulation W and Sections 23A and 23B of the Federal Reserve Act. In general, these transactions must be on terms which are as favorable to Merrill Merchants Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of Merrill Merchants Bank’s capital, thereby restricting the total dollar amount of transactions Merrill Merchants Bank may engage in with each individual affiliate and with all affiliates in the aggregate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from Merrill Merchants Bank. In addition, applicable regulations prohibit Merrill Merchants Bank from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. Merrill Merchants Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

▪
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more that the normal risk of repayment or present other features that are unfavorable to Merrill Merchants Bank; and

▪	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Merrill Merchants Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Merrill Merchants Bank’s Board of Directors.

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

Prompt Corrective Action. The FDIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FRB, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. In addition, the Bank is prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, Merrill Merchants Bank would be undercapitalized.

Community Reinvestment. Under the Community Reinvestment Act, all insured depository institutions, including Merrill Merchants Bank, have a continuing and affirmative obligation, consistent with its safe and sound operations, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FRB to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The Community Reinvestment Act requires the FRB to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its Community Reinvestment Act rating. The four descriptive ratings are “outstanding,” “satisfactory,” “needs to improve” and “substantial noncompliance.” Merrill Merchants Bank received a “Satisfactory” rating on its last Community Reinvestment Act exam dated January 16, 2006.

Community Reinvestment Act regulations rate an institution based on its actual performance in meeting community needs based on applicable performance criteria. As an “intermediate small bank” for Community Reinvestment Act purposes, Merrill Merchants Bank is assessed pursuant to the following tests:

▪	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

▪
a community development test, to evaluate the institution’s community development performance in terms of number and amount of community development loans and qualified investments as well as in terms of the extent of the institution’s community development services.

Federal Home Loan Bank System. Merrill Merchants Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Merrill Merchants Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the FHLB-Boston in an amount equal to at least 0.35% of Merrill Merchants Bank’s “Membership Stock Investment Base,” as defined by the FHLB-Boston, or $10,000, whichever is greater. Merrill Merchants Bank is also required to own activity based stock, which is based on 4.5% of Merrill Merchants Bank’s outstanding advances. However, the activity based stock investment requirement for overnight advances is 3%. These percentages are subject to change by the Federal Home Loan Bank of Boston. Merrill Merchants Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2006 of $1.7 million. Any Federal Home Loan Bank advances must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The Federal Home Loan Banks are required to provide funds for certain purposes, including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Merrill Merchants Bank’s net interest income would be affected.

Federal Reserve System. Merrill Merchants Bank is subject to provisions of the Federal Reserve Act and the FRB’s regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $8.5 million of otherwise reservable balances from the reserve requirement. A 3% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of any amount over $45.8 million. Merrill Merchants Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Merrill Merchants Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FRB. Federal Home Loan Bank System members also are authorized to borrow from the FRB discount window, but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from the FRB.

The Bank Secrecy Act. Merrill Merchants Bank and Merrill are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on Merrill Merchants Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

▪
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts (Merrill, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

▪
financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

▪	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Office of Foreign Asset Control. Merrill Merchants Bank and Merrill, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserts that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Acquisition of Merrill or Merrill Merchants Bank. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Merrill’s common stock will be required to submit prior notice to the Federal Reserve, unless the Federal Reserve has found that the acquisition of such shares will not result in a change in control of Merrill. Under the Change in Bank Control Act, the Federal Reserve has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Merrill and Merrill Merchants Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the Federal Reserve before it may obtain “control,” within the meaning of the BHCA, of Merrill. The term “control” is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution’s directors. An existing bank holding company would require Federal Reserve approval prior to acquiring more than 5% of any class of voting stock of Merrill.

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

Our local economy may affect our future growth possibilities. Our current market area is principally located in Greater Bangor, Maine. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our Chairman and Chief Executive Officer, our President and our Executive Vice President and Treasurer that each contains a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Beginning with our annual report for the fiscal year ending December 31, 2007, we will have to include in our annual reports filed with the Securities and Exchange Commission (the “SEC”) a report of our management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. Accordingly, management has allocated resources necessary to support us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2006, the Bank conducted its business from the headquarters office in Bangor, Maine, its operations center in Bangor, Maine, and its ten branch offices in Bangor, Brewer, Holden, Milford, Newport, Orono, Orrington, Pittsfield and Waterville, Maine.

The following table sets forth certain information regarding the Bank’s properties at December 31, 2006.

Owned	Leased

Corporate Office	Operations Center
201 Main Street	359 Perry Road
Bangor, Maine 04401	Bangor, Maine 04401

183 Main Street	920 Stillwater Avenue
Bangor, Maine 04401	Bangor, Maine 04401

1007 Main Road	992 Union Street
Holden, Maine 04429	Bangor, Maine 04401

27 Main Street	366 Wilson Street
Pittsfield, Maine 04967	Brewer, Maine 04412

2 Main Street
Milford, Maine 04461

44 Moosehead Trail
Newport, Maine 04953

69 Main Street
Orono, Maine 04473

191 River Road
Orrington, Maine 04474

58 Elm Street
Waterville, Maine 04901

ITEM 3.  LEGAL PROCEEDINGS

Although the Bank and the Company, from time to time, are involved in routine litigation incidental to the business, there are no material legal proceedings to which the Bank or the Company are a party or to which any of its property is subject, or, to the Company’s knowledge, any such proceedings that any governmental authority is contemplating, as of the date of this Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Related Matters

Our common stock is traded on The Nasdaq National Market. The following table sets forth the high and low sale prices of our common stock and the dividends declared per share of common stock for the periods indicated. Per share data information has been adjusted to reflect the 3% stock dividend in 2006 and 2005.

	Market Price		Dividends Declared
2006	High	Low	Per Share
First Quarter	$24.48	$22.35	$0.170
Second Quarter	27.50	22.60	0.180
Third Quarter	26.10	22.57	0.180
Fourth Quarter	26.45	23.24	0.190

2005
First Quarter	$24.97	$20.27	$0.146
Second Quarter	22.72	19.52	0.155
Third Quarter	23.84	20.49	0.155
Fourth Quarter	24.52	22.88	0.165

As of February 15, 2007, there were 3,555,844 shares of common stock outstanding which were held by approximately 1,150 holders of record.

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

Share Repurchases

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant.  Shares are being repurchased for other corporate purposes.  The program does not have an expiration date. During the year ended December 31, 2006, the Company repurchased 3,757 shares at an average price per share of $23.58. For the three month period ended December 31, 2006, the Company did not purchase any shares of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
For the Year	2006	2005	2004	2003	2002
Net income	$6,295	$5,738	$4,907	$4,302	$3,845
Net interest income	17,089	15,770	13,773	12,479	12,463
Non-interest income	5,503	5,206	4,933	4,958	3,910
Non-interest expense	12,773	11,947	10,970	10,495	10,152
Per Common Share (adjusted for 3% stock dividend in 2006)
Basic earnings per share	$1.77	$1.62	$1.37	$1.19	$1.16
Diluted earnings per share	1.76	1.61	1.36	1.18	1.05
Dividends per share	0.72	0.62	0.53	0.44	0.36
Book value per share at year end	10.89	9.71	8.84	8.41	8.09
Stock price:
High	27.50	24.97	24.18	19.97	14.44
Low	22.35	19.52	18.95	13.39	9.75
Close	26.45	23.88	20.35	19.88	13.86
Key Performance Ratios
Return on average equity	17.32%	17.59%	16.06%	14.74%	13.93%
Return on average assets	1.45	1.47	1.36	1.34	1.33
Equity to assets at year end	8.61	8.24	8.50	8.93	9.24
Non-performing assets to total assets	0.32	0.10	0.44	0.18	0.25
Net charge-offs to average loans	0.06	0.06	0.05	0.04	0.07
Efficiency ratio	56.63	57.37	59.29	60.51	62.01
Dividend payout ratio	40.59	38.33	38.32	37.16	31.27
At Year End
Total assets	$449,099	$417,073	$368,690	$342,189	$307,316
Loans	338,880	318,965	282,988	246,512	214,729
Deposits	359,922	331,414	299,782	258,848	238,857
Borrowed funds	45,443	47,008	33,524	49,260	36,932
Shareholders’ equity	38,649	34,352	31,329	30,553	28,388

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except number of shares and per share data)

The discussion and analysis that follows focuses on the results of operations of the Company during 2006, 2005 and 2004 and its financial condition at December 31, 2006 and 2005. This section should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

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

On January 19, 2007, Chittenden Corporation (“Chittenden”) and the Company jointly announced the execution of a definitive agreement pursuant to which Chittenden will acquire the Company in an exchange of cash and stock. The Bank will operate as a separate unit of Chittenden, maintaining its name and senior management team. The merger, which was unanimously approved by the boards of directors of Chittenden and the Company, is expected to close in the second quarter of 2007, subject to regulatory and the Company's shareholder approval.

Under the terms of the agreement, stockholders of the Company will be entitled to receive either cash or shares of Chittenden common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of the Company are converted into the right to receive cash of $31.00 per share, and that 60% are converted into the right to receive a fixed exchange of 1.02 shares of Chittenden common stock for each share of the Company.

Executive Overview

The Company’s net income increased 10% to $6,295 in 2006 and diluted earnings per share was $1.76 in 2006 compared to $1.61 in 2005, an increase of $0.15 per diluted share or 9%. The following were significant factors related to 2006 results as compared to 2005:

•
Total loans grew 6% in 2006. Loan growth occurred in all areas with growth in commercial business loans of $7.0 million, home equity balances increased $5.9 million, consumer loans grew $5.5 million and residential/construction balances increased $1.5 million.

•
We continue to maintain strong asset quality with net charge-offs of $212 in 2006 representing 0.06% of average loans compared to 0.06% in 2005. Nonperforming assets as a percentage of total assets was 0.32% at year-end compared to 0.10% at the close of 2005.

•
Deposits grew 9% in 2006. Checking account balances increased $4.0 million or 4%. Savings and money market accounts declined $6.2 million or 6% compared to the prior year, as short-term interest rate increases and stock market volatility have spurred a migration of funds to certificate of deposit accounts (CDs). This movement, coupled with an influx of new funds to higher yielding CDs, contributed to CD growth of $30.8 million or 25% from a year ago.

•	The Company’s net interest margin decreased to 4.13% for 2006, compared to 4.25% for 2005 as the cost of funds increased by 91 basis points while the yield on earning assets increased 65 basis points.

•	Non-interest income grew 6% in 2006 with increases in trust fees of 13%, other service charges of 4% and service fees on deposit accounts of 5%.

•
Our efficiency ratio improved to 56.6% compared to 57.4% in 2005. Operating expenses increased 7% in 2006 due to increases in salaries and employee benefits, occupancy costs, and other expenses. As we have experienced growth in loans, deposits and trust assets under management, personnel costs have increased due to the additional employees required to deliver on our promise of “Where Service Matters.”

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

Review of Financial Statements

The Company declared a 3% stock dividend in 2006 and 2005. All financial data included herein has been restated to reflect the impact of the stock dividends.

Results of Operations

Comparison of 2006 and 2005

Summary

The Company ended 2006 with consolidated assets of $449,099, representing growth of $32,026 or 8%.  Asset growth was attributable to solid loan demand and purchase of investment securities.  The Company reported net income of $6,295 or $1.77 per basic share and $1.76 per diluted share in 2006, compared to $5,738 or $1.62 per basic share and $1.61 per diluted share in 2005.  This represented earnings growth of $557 or 10%.  Return on average assets was 1.45% in 2006 compared to 1.47% in 2005, and return on average equity was 17.32% in 2006 compared to 17.59% in 2005.

Net Interest Income

The Company’s primary source of operating income is net interest income.  Net interest income was $17,089 for 2006 and $15,770 for 2005.  Net interest income is the difference between the income earned on earning assets and the interest paid on interest-bearing liabilities.  Both net interest income and the net interest margin, which is net interest income expressed as a percentage of average earning assets, are affected by the volume and mix of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

Table 1 - Three-Year Average Balance Sheets

	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$329,350	$24,500	7.44%	$299,353	$20,368	6.80%	$269,091	$16,609	6.17%
Investment securities	79,634	3,427	4.30%	67,741	2,338	3.45%	70,259	2,071	2.95%
Other earning assets	4,832	253	5.24%	3,620	118	3.26%	1,595	28	1.76%
Total interest-earning assets	413,816	28,180	6.81%	370,714	22,824	6.16%	340,945	18,708	5.49%
Non-earning assets	21,083			19,886			18,727
Total assets	$434,899			$390,600			$359,672

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$148,731	3,369	2.27%	$146,732	2,076	1.41%	$129,774	818	0.63%
Certificates of deposit	143,594	5,935	4.13%	111,612	3,719	3.33%	103,881	3,223	3.10%
Borrowings	48,796	1,787	3.66%	42,664	1,259	2.95%	41,588	894	2.15%
Total interest-bearing liabilities	341,121	11,091	3.25%	301,008	7,054	2.34%	275,243	4,935	1.79%
Other liabilities	57,420			56,973			53,881
Shareholders' equity	36,358			32,619			30,548
Total liabilities and shareholders' equity	$434,899			$390,600			$359,672
Net interest income		$17,089			$15,770			$13,773
Net interest rate spread			3.56%			3.82%			3.70%
Net interest margin			4.13%			4.25%			4.04%
______________________
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

Table 2 - Changes in Net Interest Income

	December 31, 2006 vs. 2005				December 31, 2005 vs. 2004
	Increase (Decrease) Due to Change in:				Increase (Decrease) Due to Change in:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest-earning assets:
Loans	$2,041	$1,901	$190	$4,132	$1,868	$1,700	$191	$3,759
Investment securities	410	577	102	1,089	(74)	354	(13)	267
Other earning assets	40	72	23	135	36	24	30	90
Total interest income	2,491	2,550	315	5,356	1,830	2,078	208	4,116
Interest-bearing liabilities:
Savings deposits and interest-
bearing checking	28	1,248	17	1,293	107	1,018	133	1,258
Certificates of deposit	1,066	894	256	2,216	240	238	18	496
Borrowings	181	303	44	528	23	333	9	365
Total interest expense	1,275	2,445	317	4,037	370	1,589	160	2,119
Net interest income	$1,216	$105	$(2)	$1,319	$1,460	$489	$48	$1,997

Net interest income increased by $1,319 in 2006 compared to 2005.  The increase was driven by $43.1 million of growth in average earning assets for 2006 compared to the same period in 2005. The Company’s net interest margin decreased to 4.13% for 2006, compared to 4.25% for 2005 as the cost of funds increased by 91 basis points while the yield on earning assets increased 65 basis points.

Interest income was $28,180 in 2006, a 23% increase from 2005.  The increase was driven by growth in the average earning assets of $43,102 or 12% and an increase in the yield on average earning assets to 6.81% in 2006 from 6.16% in 2005.

Interest expense increased to $11,091 in 2006 from $7,054 in 2005, representing a 57% increase.  This increase was a result of growth in average interest-bearing liabilities of $40,113 or 13% and an increase in the cost of funds to 3.25% in 2006 from 2.34% in 2005.

Management currently anticipates that net interest income will continue to increase in 2007 primarily due to expected loan growth.

Provision and Allowance for Loan Losses

The provision for loan losses is a result of management’s periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $358 for 2006 and $397 for 2005, a decline of $39 or 10%. The allowance for loan losses represented 1.21% of loans outstanding at December 31, 2006, compared to 1.28% at December 31, 2005. Net charge-offs were $212 during 2006 or .06% of average loans outstanding, compared to $177 in 2005 or .06%. The low level of net loan charge-offs is indicative of the Company’s loan quality and credit administration standards and the generally stable economic environment existing in the Company’s primary market area.

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

Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth and other criteria discussed above. The appropriate level of the allowance for loan losses and the corresponding provision will continue to be determined quarterly. Management anticipates that there will be a provision for loan losses in 2007; however, the specific amount cannot be determined at this time. Changes in circumstances affecting the various factors of the Company’s methodology will determine the provision amount in 2007.

Non-Interest Income

Non-interest income was $5,503 for 2006 compared to $5,206 for 2005, an increase of $297. We experienced growth in trust fees of 13%, service fees on deposit accounts increased 5% and other service charges and fees increased 4%.

Trust fees increased $196 to $1,763 in 2006. The market value of client assets under administration increased $23,036 to $388,986 at December 31, 2006 compared with trust assets of $365,950 at December 31, 2005. The increase in trust assets was achieved through new business development combined with market appreciation.

Service fees on deposit accounts increased $73 to $1,569 in 2006. The increase was attributable to an increase in overdraft fee income of 12% which was offset by a decline in business service fees of 23%. The increase in overdraft fees is the result of new account activity and the decline in business service fees is related to accounts transitioning to a “totally free business checking account” combined with an increase in the earnings credit rate that offsets business service fees. Other service charges and fees increased $37 to $873 in 2006 due to an increase in debit card interchange income.

Mortgage banking income increased $100 to $745 in 2006 excluding a one-time gain on the sale of the credit card portfolio of $106 in 2005. The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2006 of $154,817 increased by $13,692 or 10% from December 31, 2005.

The generation of mortgage banking income and trust fees is dependent on the market and economic conditions and, as a result, there can be no assurance that income levels reported in prior periods can be achieved in the future.

Non-Interest Expense

Non-interest expense was $12,773 for 2006 compared to $11,947 in 2005. The $826 or 7% increase was related to the increase in salaries and employee benefits of $633, occupancy expense of $63 and other expenses of $113. The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income adjusted for non-recurring items) improved to 56.6% for 2006 compared to 57.4% for 2005.

Salaries and employee benefits expense increased 9% to $7,468 for 2006. The 2006 increase was a result of normal annual salary increases and additional staffing required as a result of loan, deposit and trust growth. Occupancy expense increased 7% primarily from moving into the recently renovated Merrill Financial Center, a 9,000 square foot historic building. Other expenses increased in several areas including: postage cost, debit card interchange expense, education costs and trust expenses.

Annual operating expenses are also expected to increase in future periods due to future branching, and product expansion.

Comparison of 2005 and 2004

Summary

The Company ended 2005 with consolidated assets of $417,073, representing growth of $48,383 or 13%.  Asset growth was attributable to strong loan demand.  The Company reported net income of $5,738 or $1.62 per basic share and $1.61 per diluted share in 2005, compared to $4,907 or $1.37 per basic share and $1.36 per diluted share in 2004.  This represented earnings growth of $831 or 17%.  Return on average assets increased to 1.47% in 2005 compared to 1.36% in 2004, and return on average equity increased to 17.59% in 2005 from 16.06% in 2004.

Net Interest Income

Net interest income was $15,770 for 2005 and $13,773 for 2004.  The increase was due to growth in the loan portfolio combined with an increase in the Company’s net interest margin to 4.25% for 2005 compared to 4.04% for 2004.

Non-Interest Income

Non-interest income was $5,206 for 2005 compared to $4,933 for 2004, an increase of $273. We experienced growth in most fee categories with service fees on deposit accounts increasing 7%, trust fees growing 13% and other fees increasing 41%. Gains on investment securities declined $136 and mortgage banking income and gain on credit card loans declined $74 from 2004.

Mortgage refinance activity slowed considerably in 2005 resulting in a decline in mortgage gains to $645 in 2005 from $825 in 2004. The Company’s portfolio of residential mortgages serviced for secondary market investors at December 31, 2005 of $141,125 increased by $19,000, or 16%, from December 31, 2004.

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

Non-Interest Expense

Non-interest expense was $11,947 for 2005 compared to $10,970 in 2004. The $977 or 9% increase was related to the increase in salaries and employee benefits of $525, occupancy expense of $101 and other expenses of $196. The Company’s efficiency ratio (non-interest expense divided by the sum of net interest income and other income) improved to 57.4% for 2005 compared to 59.3% for 2004.

Salaries and employee benefits expense increased 8% to $6,835 for 2005. The 2005 increase was a result of normal annual salary increases and additional staffing required as a result of loan and deposit growth. Occupancy expense increased 12% as maintenance and repairs increased 45% and heat and utilities costs grew 23% between years. Professional fees increased $125 or 33% due to an increase in directors’ fees and the use of consultants for technology, compliance and collection projects.

Financial Condition

The Company’s consolidated total assets at December 31, 2006 were $449,099, an increase of $32,026, or 8%, from December 31, 2005. The change in assets consisted primarily of an increase in net loans of $19,892, an increase in investment securities of $14,015 and a decrease in cash and cash equivalents of $3,380. The asset growth was primarily funded by an increase in total deposits of $28,508, driven by an increase in certificates of deposit of $30,772. In addition, total shareholders’ equity increased $4,297 as a result of current year earnings less common stock repurchases and shareholder dividends paid.

Investment Securities

The Company’s investment portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and other borrowing sources.

The average balance of the securities portfolio, which consists of securities available for sale, was $79,634 in 2006 and $67,741 in 2005, an increase of $11,893. The securities portfolio consists primarily of collateralized mortgage obligations and U.S. Government sponsored enterprises securities. The majority of securities are rated AAA or equivalently rated. Collateralized mortgage obligations and mortgage-backed securities comprised 63% of the securities portfolio at December 31, 2006 compared to 60% at December 31, 2005. The average yield on securities was 4.30% during 2006, compared to 3.45% during 2005, which is due to the reinvestment of maturing securities into higher yielding investments related to the increase in market rates.

The following table sets forth the Company’s investment securities at the dates indicated:

Table 3 - Investment Securities

	December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Collateralized mortgage obligations	$47,379	55%	$39,386	54%	$43,553	66%
U.S. Government sponsored enterprises	16,738	19%	16,417	23%	10,297	16%
Mortgage-backed securities	7,097	8%	4,354	6%	3,982	6%
U.S. Government sponsored enterprises
money market funds	-	-	1,050	1%	480	1%
Certificates of deposit	8,255	10%	4,827	7%	1,346	2%
State and local government debt securities	3,386	4%	2,933	4%	2,311	3%
Total debt securities	82,855	96%	68,967	95%	61,969	94%
Equity securities	3,332	4%	3,774	5%	3,825	6%
Total securities available for sale	86,187	100%	72,741	100%	65,794	100%
Net unrealized gains (losses)	317		(252)		305
Fair value of securities available for sale	$86,504		$72,489		$66,099

The following table sets forth the contractual maturities and the weighted average yields (based on amortized cost) of the Company’s debt securities at December 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 4 - Maturities of Debt Securities

	Amortized Cost Maturing in
	Less than One year		1 to 5 years		More than 5 to 10 years		More than Over 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Collateralized mortgage obligations	$-	-	$3,801	4.28%	$20,078	4.57%	$23,500	5.02%	$47,379	4.77%
U.S. Government sponsored enterprises	3,249	3.86%	6,606	4.56%	5,919	5.50%	964	5.40%	16,738	4.80%
Mortgage-backed securities	-	-	2,155	4.42%	2,409	4.28%	2,533	5.32%	7,097	4.70%
Certificates of deposit	1,758	4.77%	6,497	5.26%	-	-	-	-	8,255	5.15%
State and local government debt securities	515	3.96%	1,127	4.20%	1,613	2.80%	131	4.74%	3,386	3.52%

Total	$5,522	4.16%	$20,186	4.70%	$30,019	4.64%	$27,128	5.06%	$82,855	4.76%

Loans

The Bank offers a broad range of personal and business loan products. Total loans (which includes loans held for sale) averaged $329,350 during 2006 compared to $299,353 during 2005, an increase of $29,997, or 10%. Total loans grew 6% in 2006 to $338,880 at December 31, 2006. Loan growth occurred in all areas with growth in commercial business loans and commercial real estate loans of 4% each, home equity balances increased 14%, consumer loans grew 26% and residential/construction balances increased 2%.

The average yield on loans increased to 7.44% in 2006 from 6.80% in 2005. The prime rate average was 7.96% for 2006 and 6.19% for 2005. Management anticipates a decrease on loan yields for 2007 due to a flat prime rate combined with strong competition from banks and non-traditional credit providers.

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

Table 5 - Composition of Loan Portfolio

	At December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate
Commercial	$112,852	33%	$108,553	34%	$96,956	34%	$80,212	32%	$70,247	33%
Construction	15,758	5%	15,345	5%	12,854	5%	9,669	4%	13,379	6%
Residential	63,691	19%	62,568	19%	60,314	21%	55,380	22%	40,362	19%
Home equity	47,370	14%	41,469	13%	34,139	12%	28,496	12%	19,889	9%
Total real estate	239,671	71%	227,935	71%	204,263	72%	173,757	70%	143,877	67%
Commercial	72,518	21%	69,799	22%	60,010	21%	55,486	23%	54,920	26%
Consumer	26,691	8%	21,231	7%	18,715	7%	17,269	7%	15,932	7%
Total loans	338,880	100%	318,965	100%	282,988	100%	246,512	100%	214,729	100%
Less allowance for loan losses	(4,109)		(4,086)		(3,866)		(3,652)		(3,295)
Total	$334,771		$314,879		$279,122		$242,860		$211,434

The following table sets forth the scheduled contractual amortization of construction loans and commercial business loans at December 31, 2006, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

Table 6 - Scheduled Contractual Amortization of Certain Loans at December 31, 2006

	Commercial	Construction
	Business Loans	Loans	Total
Amounts due:
Within one year	$38,364	$15,758	$54,122
After one year through five years	22,299	-	22,299
Beyond five years	11,855	-	11,855
Total	$72,518	$15,758	$88,276

Interest rate terms on amounts due after one year:
Fixed	$9,697	$-	$9,697
Adjustable	24,457	-	24,457

Management seeks to maintain a high quality of assets through prudent underwriting and sound lending practices. Approximately 27% of the Company's loan portfolio is collateralized by first liens on primarily owner-occupied residential homes which have historically carried a relatively low credit risk. The Bank also maintains a commercial real estate portfolio comprised primarily of owner-occupied commercial businesses.

The Bank participates in government guaranteed loan programs including the Small Business Administration ("SBA"), Rural Development ("RD") and the Finance Authority of Maine ("FAME"). At December 31, 2006, loans under these programs totaled $21,157 of which $15,565, or 5% of the total loan portfolio outstanding, is guaranteed by the various federal and state government entities.

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, other loans past due over 90 days, foreclosed assets and other real estate owned. Total non-performing assets as a percentage of total assets was .32% or $1,417 at December 31, 2006 compared to .10% or $420 at December 31, 2005.

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

The following table presents a summary of non-performing assets at the dates indicated.

Table 7- Five-Year Schedule of Non-Performing Assets
	At December 31,
	2006	2005	2004	2003	2002
Loans:
Non-accrual loans	$1,226	$378	$1,571	$598	$432
Loans 90 days or more past due but still accruing	115	-	4	8	37
Restructured loans	-	-	4	8	132
Non-performing loans	1,341	378	1,579	614	601
OREO and repossessed assets	76	42	30	3	165
Non-performing assets	$1,417	$420	$1,609	$617	$766
Non-performing loans as a percentage of total loans	0.40%	0.12%	0.56%	0.25%	0.28%
Non-performing assets as a percentage of total assets	0.32%	0.10%	0.44%	0.18%	0.25%
Non-performing assets as a percentage of total loans and
OREO/repossessed assets	0.42%	0.13%	0.57%	0.25%	0.36%

At December 31, 2006, loans on non-accrual status totaled $1,226. Interest income not recognized on non-accrual loans was $72 in 2006. There was no interest income recognized on non-accrual loans in 2006.

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

At December 31, 2006 and 2005, loans classified as substandard amounted to $2,665 and $11,252, respectively, and loans classified as doubtful totaled $481 and $397, respectively. Performing loans represent 68% and 79% of the adversely classified balances as of December 31, 2006 and 2005, respectively. The Bank had no loans which were classified as loss at either date. Total classified loans as a percentage of total loans declined to 0.9% at December 31, 2006 from 3.7% at December 31, 2005. Classified loans represent loans that, in the opinion of management, could potentially migrate to non-performing or loss status. Delinquent loans may or may not be adversely classified depending upon management’s judgment with respect to each individual loan. As of December 31, 2006 and 2005, the portion of loans guaranteed by either the SBA, RD or FAME for each year amounted to 25% and 10%, respectively, of the total loan balances adversely classified. At December 31, 2006, related party loans totaling $197 were classified as substandard and over 30 days past due.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.

Table 8 - Five-Year Table of Activity in the Allowance for Credit Losses and Net Charge-offs as a Percent of Average Loans Outstanding

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, at beginning of year	$4,086	$3,866	$3,652	$3,295	$2,986
Loans charged off:
Commercial real estate	-	-	-	-	-
Residential real estate	(14)	-	-	-	-
Home equity loans	(12)	-	(10)	-	-
Commercial business loans	(73)	(72)	(24)	(7)	(28)
Overdrafts on deposit accounts	(61)	(58)	-	-	-
Consumer	(106)	(96)	(144)	(113)	(161)
Total loans charged off	(266)	(226)	(178)	(120)	(189)
Recoveries:
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	-	-	27
Home equity loans	-	1	-	-	-
Commercial business loans	10	-	12	4	5
Overdrafts on deposit accounts	23	18	-	-	-
Consumer	21	30	32	29	13
Total loans recovered	54	49	44	33	45
Net loans charged off	(212)	(177)	(134)	(87)	(144)
Provisions for loan losses	358	397	348	444	453
Transfer to liability for unfunded commitments	(123)	-	-	-	-
Allowance for loan losses, at year-end	$4,109	$4,086	$3,866	$3,652	$3,295

Components of allowance for credit losses
Allowance for loan losses	$4,109	$4,086	$3,866	$3,652	$3,295
Liability for unfunded credit commitment	123	-	-	-	-
Balance of allowance for credit losses at year-end.	$4,232	$4,086	$3,866	$3,652	$3,295

Total net loans outstanding at the end of year (1)	$334,771	$314,879	$279,122	$242,860	$211,434
verage net loans outstanding during the year (1)	$324,567	$294,571	$264,616	$229,392	$198,120
Net charge-offs to average loans outstanding	0.06%	0.06%	0.05%	0.04%	0.07%
Net charge-offs to loans, end of period	0.06%	0.06%	0.05%	0.04%	0.07%
Allowance for credit losses to average loans outstanding	1.29%	1.37%	1.44%	1.57%	1.64%
Allowance for credit losses to loans, end of year	1.25%	1.28%	1.37%	1.48%	1.53%
Allowance for credit losses to non-performing loans	315.59%	1080.95%	244.84%	594.79%	548.25%
___________________________
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

Table 9 - Allocation of the Allowance for Loan Losses - Five-Year Schedule

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and
Commercial Real Estate (1)	$2,895	54%	$3,115	56%	$2,818	56%	$2,774	55%	$1,881	58%
Construction	79	5%	77	5%	64	4%	48	4%	67	6%
Residential	147	19%	198	20%	214	21%	181	22%	361	19%
Home equity	137	14%	114	12%	91	12%	74	12%	248	9%
Consumer	367	8%	340	7%	354	7%	277	7%	460	8%
Other	484	-	242	-	325	-	298	-	278	-
Total allowance for loan losses	$4,109	100%	$4,086	100%	$3,866	100%	$3,652	100%	$3,295	100%

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

Commercial loans are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "8" (high risk of loss). For non-impaired loans with a credit risk rating of "1" to "6," estimated loss factors based on historical loss experience (ranging from two to five years) are used to calculate a loan loss reserve for each credit risk rating classification. Qualitative adjustments are also made based upon management's assessment of prevailing economic conditions, trends in volumes and terms of loans, levels and trends in delinquencies and non-accruals, and the effect of changes in lending policies. A specific allocation is made for impaired loans, or loans no longer accruing interest as a result of the deemed uncollectibility of interest due, which are measured at the net present value of future cash flows, discounted at the loan's effective interest rate, or at fair market value of collateral if the loan is collateral dependent. The combination of these analyses is the basis for the determination of the commercial loan portion of the allowance for loan losses.

Consumer loans, which include residential mortgages, home equity loans, and direct/indirect loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the allowance for loan losses is based on a five-year average of annual historical losses, adjusted for the qualitative factors noted above.

At December 31, 2006, the reserve allocated to the commercial and commercial real estate category constitutes 70% of the total allowance for loan losses compared to 76% at December 31, 2005. The change is due to a decrease in adversely classified loans. The allocation of the allowance for loan losses for construction, residential, home equity, consumer and off-balance sheet remains consistent between years.

The results of all analyses are reviewed and discussed by the Board of Directors on a quarterly basis. An integral component of the Company's risk management process is to ensure the proper quantification of the reserve for loan losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Company believes that the allowance for loan losses is appropriate as of December 31, 2006. Although management utilizes its best judgment in providing for possible losses, there can be no assurance the Bank will not have to increase its provision for possible losses in the future due to increases in non-performing assets or otherwise, which would adversely affect the results of operations.

The other category is the allowance considered necessary by management based on its assessment of historical loss experience, industry trends, and the impact of the local and regional economy on the Company’s borrowers that have not been captured in the specific risk classifications. Due to the imprecise nature of the loan loss estimation process and the effects of changing environmental conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

Prior to the Company’s recognition in 2006 of a separate reserve for unfunded commitments, a portion of the other category was reserved for inherent losses in the off-balance sheet exposures, which are now recognized in the separate liability.

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

Deposits

In 2006, total deposits increased by $28,508 to $359,922, a 9% increase over 2005. The combination of rising short-term interest rates and special deposit promotions resulted in certificates of deposit growth of 25%, while savings and money market accounts declined 6%. The direct mail marketing campaign to businesses and individuals under the High Performance Checking program continues to spur core deposit growth with checking account balances increasing 4% in 2006.

The Company’s focus on quality customer service combined with the marketing of the High Performance Checking program contributed to the deposit growth in 2006. The program includes free checking accounts for businesses and individuals, direct mail advertising, Tell-A-Friend referrals and an attractive selection of premium gifts. The Company continues to develop consumer and commercial deposit relationships through referrals and additional contacts within its market area.

The Bank’s average cost of deposits (including non-interest checking) was 2.70% for the year 2006, compared to 1.86% during 2005. The increase was due to rising short-term interest rates.

The following table sets forth the average balances and weighted average rates for the Bank’s categories of deposits for the periods indicated:

Table 10 - Average Deposit Balances and Rates

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits	Average Balance	Average Rate	% of Total Deposits
Non-interest checking	$52,439	-	15%	$52,869	-	17%	$50,331	-	18%
Interest checking	43,788	1.29%	13%	42,886	0.69%	14%	40,693	0.36%	14%
Money market	52,200	3.62%	15%	53,087	2.26%	17%	45,852	1.12%	16%
Savings	52,742	1.73%	15%	50,759	1.14%	16%	43,229	0.37%	15%
Brokered deposits	56,856	4.40%	17%	44,271	3.89%	14%	37,937	3.88%	14%
Certificates of deposit	86,738	3.96%	25%	67,341	2.96%	22%	65,944	2.65%	23%

Total	$344,763	2.70%	100%	$311,213	1.86%	100%	$283,986	1.42%	100%

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all the Bank’s depositors are residents in its primary market area except for $59,805 in brokered deposits at December 31, 2006.

The following table summarizes at December 31, 2006 the Bank’s certificates of deposit (CD) of $100 or more and by time remaining until maturity:

Maturity Period:
Less than three months	$13,532
Over three months through six months	9,335
Over six months through twelve months	15,609
Over twelve months	35,367
Total	$73,843

Borrowings

Borrowings supplement deposits as a source of liquidity. Borrowed funds consist mainly of securities sold under agreement to repurchase and advances from the FHLB. Total borrowings were $45,443 at December 31, 2006 compared to $47,008 at December 31, 2005, a decrease of $1,565. Short-term borrowings include federal funds purchased, commercial lines of credit, FHLB overnight, Treasury, tax and loan deposits and interest-bearing demand notes due to the U.S. Treasury. The following table sets forth certain information regarding short-term borrowed funds for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Balance outstanding at end of year	$25,690	$24,074	$17,854
Average balance during the year	27,658	19,851	22,820
Maximum outstanding at any month-end during the year	36,888	24,074	35,932
Average interest rate during the year	3.54%	1.87%	0.89%
Average interest rate at end of the year	3.64%	2.49%	1.12%

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

Contractual Obligations and Commitments

The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2006.

Table 11 - Contractual Obligations and Commitments

		Payments Due by Period:
Contractual Obligations	Total Amount of Obligation	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Operating leases	$2,221	$351	$525	$250	$1,095
Long-term debt (FHLB borrowings)	19,753	4,795	7,274	6,463	1,221
Total contractual obligations	$21,974	$5,146	$7,799	$6,713	$2,316

		Commitment Expires in:
Other Commitments	Total Amount Committed	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years

Letters of credit	$1,676	$1,272	$254	$150	$-
Commitments to investment securities	1,350	1,350	-	-	-
Other commitments to extend credit	92,160	49,351	6,852	1,256	34,701
Total commitments	$95,186	$51,973	$7,106	$1,406	$34,701

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the 4th quarter of 2006.

Estimated
Rate Change	Change in NII
+200bp	0.2%
-200bp	(2.3)%

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

Capital Resources

At December 31, 2006, shareholders’ equity totaled $38,649 or 8.6% of total assets, as compared to $34,352 or 8.2% at December 31, 2005. The net increase in shareholders’ equity was attributable to: net income of $6,295, proceeds from stock option exercises and the related tax benefit of $224 and changes in the unrealized gain or loss on securities and derivatives of $428. This was offset by cash dividends of $2,561 million and common stock repurchases of $89.

During 2006, the Company repurchased 3,757 shares of common stock at an average price of $23.58 and in 2005 the Company repurchased 5,500 shares of common stock at an average price of $21.70. The Board of Directors approved a fourth stock repurchase program in June 2004 authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of December 31, 2006, 25,894 shares had been repurchased under this program. No shares were repurchased during the fourth quarter of 2006. Future repurchases will be made from time to time at the discretion of Company management.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios. The Company’s risk-based capital ratios for Tier 1 and Tier 2 Capital (as defined by federal banking agency regulations) at December 31, 2006 of 11.23% and 12.58%, respectively, exceed regulatory guidelines for capital adequacy. The Company’s Tier 1 and Tier 2 risk-based capital ratios at December 31, 2005 were 11.06% and 12.40%, respectively. The Bank is also subject to federal regulatory capital requirements. At December 31, 2006, the Bank was deemed to be “well capitalized” under the applicable regulations. See Note 17 to the Consolidated Financial Statements.

Equity Ratios

The following tables summarize the Company’s key equity ratios at December 31, 2006, 2005 and 2004.

Table 12 - Equity Ratios

	2006	2005	2004

Return on average assets	1.45%	1.47%	1.36%
Return on average equity	17.32%	17.59%	16.06%
Dividend payout ratio	40.59%	38.33%	38.32%
Average equity to average assets	8.36%	8.35%	8.49%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained on pages F-1 through F-25 of this Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors currently consists of nine (9) members. The directors are as follows:

William C. Bullock, Jr., 70, served as Chairman of the Company and the Bank from 1992 to April 2004. He is the former Chairman of The Merrill Trust Company and its successor bank, Merrill/Norstar Bank. He also served as an executive vice president and director of the holding company, Fleet/Norstar Financial Group of Providence, Rhode Island. Prior to moving to Maine in 1969, he held a number of officer positions with Morgan Guaranty Trust Company of New York. Mr. Bullock has served on and chaired several committees of the American Bankers Association (“ABA”) and is a former chairman of the Maine Bankers Association (“MBA”). From 1987 to 1989, Mr. Bullock was a Class A director of the Federal Reserve Bank of Boston. Mr. Bullock is a graduate of Yale University. He is a former trustee of the State of Maine Retirement System, Maine Maritime Academy, the Maine Community Foundation and Bangor Theological Seminary. Mr. Bullock is a former director of a number of companies including Fieldcrest Cannon, Bangor & Aroostook Railroad and Bangor Hydro-Electric Company and he served as a director of Eastern Maine Healthcare. Mr. Bullock’s term expires in 2007.

Edwin N. Clift, 67, has served as Chairman and Chief Executive Officer of the Company and Bank since April 2004 and served as President and Chief Executive Officer of the Company and the Bank from its inception in 1992 to April 2004. Prior to that, Mr. Clift was associated with three other Maine banks including more than 20 years as an executive of The Merrill Trust Company. Mr. Clift is a graduate of Strayer College in Washington, D.C. Mr. Clift is chairman of the St. Joseph Healthcare Foundation board of trustees, past president and current director of the Bangor Target Area Development Corporation and director and treasurer of the Bangor Historical Society. He is former chairman of the Maine Committee for Employer Support for the Guard and Reserve and a member of the Advisory Board for Maine’s Bureau of Financial Institutions. Mr. Clift also serves as a member of the ABA’s Community Bankers Council. Mr. Clift completed a three-year term in 2000 as a Class A director of the Federal Reserve Bank of Boston. He is a past chairman of the MBA and a past president of the Independent Community Bankers Association of Maine. He serves as chairman of the board of directors of Seven Islands Land Company, a privately held company that manages one million acres of certified forest in Maine. Mr. Clift’s term expires in 2007.

Joseph H. Cyr, 66, has served as a Director of the Company and the Bank since 1992. He has been the owner of John T. Cyr & Sons, Inc., Old Town, Maine, a privately held charter bus service, since 1967. Mr. Cyr has been involved in that business since 1962. He was formerly a director of Norstar Bank in Bangor. He has been active in a number of civic and charitable organizations including: trustee of Husson College and St. Joseph Hospital and president of the Bangor Area Chamber of Commerce. He is a former director of Bangor Hydro-Electric Company and the Maine Community Foundation. Mr. Cyr’s term expires in 2009.

John R. Graham, III, 69, has served as a director of the Bank since its inception in 1992. Mr. Graham is the president of Automatic Distributors, Inc. in Bangor, a wholesale and retail distribution company he has owned and operated for over thirty years. He has also been involved in real estate development in the Bangor area for many years. Mr. Graham’s term expires in 2009.

Perry B. Hansen, 59, has been a Director of the Company and the Bank since 1992. He is chairman of THE National Bank, Bettendorf, Iowa and a director of its bank holding company, National Bancshares, Inc. Mr. Hansen’s thirty-seven years of banking experience includes management of two other banks in the Quad City area. Presently he is also an investor, holding senior management positions in several privately held companies. Mr. Hansen’s term expires in 2008.

William P. Lucy, age 48, has served as President of the Company and Bank since April 2004, as Executive Vice President of the Bank since December 1999, and as Senior Loan Officer of the Bank since 1992. Mr. Lucy began his banking career at The Merrill Trust Company in 1981, and he has both commercial lending and branch administration experience. He is a graduate of the University of Maine and Williams College School of Banking. Mr. Lucy serves on the board of directors of the Penobscot Community Healthcare, New Hope Hospice, Action Committee of 50 and M & J Company, a subsidiary of St. Joseph Healthcare Foundation. In addition, he is a trustee of the YMCA Foundation and he formerly served as chairman of the United Way Campaign. Mr. Lucy’s term expires in 2009.

Frederick A. Oldenburg, Jr., M.D., 59, has served as a Director of the Company since 1999 and a Director of the Bank since 1996. He has been a practicing physician since 1973 and a director of Penobscot Respiratory, P.A. He was head of Respiratory Care at St. Joseph Hospital in Bangor from 1993 to 2003. He is a graduate of Dartmouth College and Case Western Reserve University Medical School. Dr. Oldenburg is past president of the National Association for the Medical Direction of Respiratory Care. He also has been involved in real estate development in Bangor and Brooksville, Maine. Dr. Oldenburg’s term expires in 2008.

Michael T. Shea, 57, has served as a director of the Bank since 2004. Mr. Shea is the president and chief executive officer of Webber Energy Fuels of Bangor, a position he has held since 2000. He also serves as a director of the Webber board. Prior to assuming his current responsibilities, he had been with the company for four years and his career in the petroleum business spans over thirty years. He is a member of the Board of Governors of the New England Fuel Institute, serves as the vice chair of the board of trustees of St. Joseph College, his alma mater, and he recently completed a term as chairman of the board of United Way of Eastern Maine.

Dennis L. Shubert, M.D., Ph.D., 59, has served as a Director of the Company since May 1998 and a Director of the Bank since 1992. He is a neurosurgeon and past president of Maine Neurosurgery of Bangor and Portland, Maine. Dr. Shubert is a Bangor native who graduated from Tufts University, received an M.D. from George Washington University, a Ph.D. from the University of Minnesota, and a M.S. in Health Care Management from Harvard. He serves as executive director of Maine Quality Forum and served as a director of Eastern Maine Healthcare. Dr. Shubert has been active in a number of professional organizations including: president of the Penobscot County Medical Association and president of the Maine Neurosurgical Society. Dr. Shubert’s term expires in 2008.

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

Biographical information of the executive officer who is not a director of the Company, is set forth below.

Deborah A. Jordan, age 41, has served as Executive Vice President since December 1999, and as Chief Financial Officer of the Bank and Treasurer of the Company since 1993. From 1987 to 1992, she was employed as an audit manager at Arthur Andersen, LLP in Boston. She is a graduate of Husson College, Eastern Maine Technical College and is a Certified Public Accountant. Ms. Jordan serves as a director of Eastern Maine Community College Foundation.

Audit Committee

The Company’s Audit Committee is comprised of Directors Shubert (Chair), Shea and Hansen, each of whom is independent, as defined under The Nasdaq Stock Market listing standards. The Board of Directors has determined that Perry B. Hansen qualifies as an Audit Committee Financial Expert, as the term is defined by SEC regulations and in satisfaction of The Nasdaq Stock Market listing standards. The Audit Committee met nine times during 2006. The Audit Committee meets the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and operates under a written charter adopted by the Board of Directors of the Company and attached as an appendix to the proxy statement for the 2004 Annual Meeting and filed with the SEC on March 18, 2004.

The Audit Committee of the Board of Directors of the Company serves as the representative of the Board by overseeing the audit coverage and monitoring the accounting, financial reporting, data processing, regulatory and internal control environments. The primary duties and responsibilities of the Audit Committee are to: (1) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control systems; (2) select and monitor the independent registered public accountants; (3) pre-approve all audit and permissible non-audit services performed by the independent registered public accountants; (4) review and appraise the audit efforts of the Company’s independent registered public accountants and internal audit department; (5) review the Company’s quarterly financial performance, as well as its compliance with laws and regulations; (6) oversee management’s establishment and enforcement of financial policies; (7) provide an open avenue of communication among the independent registered public accountants, financial and senior management, the internal audit department, and the Board; and (8) establish procedures for the receipt, retention and treatment of complaints or concerns, including confidential employee submissions, about accounting, internal accounting controls or auditing matters. The Company’s independent registered public accounting firm, Berry, Dunn, McNeil & Parker, is responsible for expressing an opinion on the fairness of presentation of the Company’s audited financial statements in accordance with generally accepted accounting principles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and any person holding more than ten percent of the Company’s common stock file with the SEC reports of their ownership and changes in ownership of the Company’s securities. The Company believes that during 2006, its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the representations of its directors, executive officers and 10% shareholders.

Code of Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives. The overall goals of the Company are to attract, motivate, retain, and pay key executives for performance. The methods used to achieve these goals are strongly influenced by the compensation and employment practices of the Company’s competitors within the financial services industry for executive talent. Other considerations included each executive officer’s individual performance as well as the encouragement of behaviors directed towards attainment of corporate goals and performance, not all of which are financial in nature or capable of being quantified.

Decision-Making and Policy-Making. Our by-laws require that executive officer compensation be set by the Board of Directors or a board committee to which decision-making authority has been delegated. As a Nasdaq Stock Market listed company, we must observe governance standards that require executive officer compensation decisions to be made by the independent director members of our board or by a committee of independent directors. Consistent with these requirements, our Board of Directors has established a Compensation Committee all of whose members are independent directors.

The Compensation Committee has been delegated authority from our board to oversee executive compensation by approving salary increases and by reviewing general personnel matters such as staff performance evaluations. The Compensation Committee has established a compensation program but does not have a formal charter. The compensation program consists of three components: (1) base salary; (2) bonuses; and (3) long-term incentives (e.g., deferred compensation and fringe benefits).

The Compensation Committee meets at least twice a year. It considers the expectations of the Chief Executive Officer with respect to their own compensation and their recommendations with respect to the compensation of more junior executive officers, as well as empirical data and the recommendations of advisors. The Compensation Committee does not delegate it duties to others.

Use of Outside Advisors and Survey Data. The Compensation Committee uses its own criteria coupled with an independent compensation consultant salary survey of executive officer positions of similar financial institutions located in New England to establish base salaries. In addition, the Financial Institutions Compensation Survey (survey of forty-three financial service providers in Maine, New Hampshire and Vermont), compiled by the certified public accountants and management consulting firm of Berry, Dunn, McNeil & Parker, is utilized to measure salaries at the officer level.

Elements of Compensation

Compensation is broken out into the following components:

Base Salary. Base salaries for our executives are established based on each individual’s job responsibilities and contribution to the Company, while taking into account total compensation levels at other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries while providing higher bonuses based on the performance of the Company and the individual. Base salaries are reviewed annually.

Bonuses. The Short-Term Incentive Program is the annual cash incentive awards, made for attaining specific fiscal targets (return on equity, growth goals and efficiency ratio), as determined by the Compensation Committee, and accomplishing predetermined personal objectives by participants. Executive officers are eligible to receive up to 50% of annual salary, provided Company financial targets and individual performance objectives are achieved.

Long-Term Incentives. The Company provides a non-qualified supplemental executive retirement plan (the “SERP”) for the benefit of key employees which provides a benefit payment upon retirement which is indexed to the financial performance of insurance policies owned by the Bank over the Bank’s cost of funds expense. The Company has provided these SERPs in order to offer competitive total compensation to its key employees with this total compensation coming at a reasonable cost as it is based upon the performance of underlying insurance policies after reduction by the Bank’s cost of funds expense.

In December 2006, the Company established the Officers’ Deferred Compensation Plan of Merrill Merchants Bancshares, Inc. which permits certain executive officers to make an annual election to defer receipt of all or a portion of his or her cash compensation received from the Company and the Bank with the deferred amounts credited with interest at an annual rate equal to the rate on one-year Treasury instruments for that year or according to the investment return of other assets as may be selected by the Board of Directors. This plan was implemented in order to provide a competitive compensation package to its executive officers by providing the executives the opportunity to defer taxation on amounts otherwise payable to them in order to assist such executives’ ability to save for retirement.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Directors Hansen (Chair), Cyr, Oldenburg, Shea, and Shubert. No member of the Compensation Committee was an officer or employee of the Company or the Bank during 2006 or was formerly an officer of the Company or the Bank. In addition, no executive officer of the Company served as a member of another entity’s Board of Directors or as a member of the Compensation Committee of another entity (or other board committee performing equivalent functions) during 2006, which entity had an executive officer serving on the Board of Directors of the Company or the Bank.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this proxy statement and has discussed it with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Perry B. Hansen, Chair
Joseph H. Cyr
Frederick A. Oldenburg, Jr., M.D.
Michael T. Shea
Dennis L. Shubert, M.D., Ph.D.

Executive Compensation

The table below sets forth for 2006 the compensation of each of our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary(1) ($)	Bonus(1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2) ($)	All Other Compensation (3) (4) ($)	Total ($)
Edwin N. Clift,
Chairman, and Chief Executive Officer	2006	$200,000	$110,000	$-	$14,840	$324,840
Deborah A. Jordan,
Executive Vice President (Principal Financial Officer)	2006	127,500	45,000	10,220	15,157	197,877
William P. Lucy,
President	2006	156,000	50,000	5,188	13,393	224,581
______________
(1)
The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year, and include amounts deferred pursuant to non-incentive deferred compensation plans.

(2)
Includes for each named executive officer the increase (if any) for the fiscal year in the present value of the individual’s accrued benefit (whether not vested) under each non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with Statement of Financial Accounting Standards 87 (“FAS 87”) as of the plan’s measurement date in such fiscal year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year.

(3)
The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. Totals for 2006 in this column are comprised of: (a) employer contributions to the 401(k) plan of $7,500 each for Mr. Clift, Ms. Jordan and Mr. Lucy; (b) dollar value of premiums paid by the Bank with respect to life insurance under the Life Insurance Endorsement Method Split-Dollar Plan Agreement of $1,606 for Mr. Clift, $128 for Ms. Jordan and $139 for Mr. Lucy; and (c) the value to the officers of a Company-owned vehicle of $5,734 for Mr. Clift, $7,529 for Ms. Jordan and $5,754 for Mr. Lucy.

(4)	We provide non-cash perquisites that do not exceed $10,000 in the aggregate for any individual and are not included in the reported figures.

Compensation Plans

Supplemental Executive Retirement Plans. The Company provides a non-qualified supplemental executive retirement plan (the “SERP”) for the benefit of key employees. Life insurance policies were acquired for the purpose of serving as the primary funding source. The amount of each annual benefit is indexed to the financial performance of each insurance policy owned by the Bank over the Bank’s cost of funds expense. The first year’s projected retirement benefit for Mr. Clift is $35,000. Assuming twenty years of service, the projected retirement benefits for Mr. Lucy and Ms. Jordan are $30,000 per year. The SERP provides that in the event of a change of control and the executive suffers a termination of service, then the executive shall receive full retirement benefits upon early retirement age.

Under the split dollar life insurance in place under this plan, the beneficiaries of Mr. Clift, Mr. Lucy and Ms. Jordan would have received cash payments of approximately $524,817, $182,770 and $245,960, respectively, had they died on December 31, 2006. Similarly, upon a change in control the present value of the accumulated benefit would increase for Ms. Jordan and Mr. Lucy by approximately $147,153 and $177,899, respectively. There would be no increase due to a change in control for Mr. Clift because he is fully vested in his SERP.

The following table sets forth information regarding SERP benefits accrued by the named executive officers during the last fiscal year.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Edwin N. Clift	SERP	14	$396,419	$-
Deborah A. Jordan	SERP	14	27,235	-
William P. Lucy	SERP	14	31,286	-

(1)	The figures shown are determined as of the plan's measurement date during 2006 under FAS 87 for purposes of the Company's audited financial statements using the assumptions stated therein.

Employment Agreements

The Company currently has an employment agreement with Mr. Bullock. This agreement provides for the payment of an annual salary of $24,000 through April 2007 and a $24,000 annual payment thereafter for the remainder of Mr. Bullock’s life or his spouse, whichever survives.

The agreement also provides that, to the extent not inconsistent with applicable federal, state or local law (including common law), or with the Articles of Incorporation or Bylaws of the Company and the Bank, and to the extent that Mr. Bullock is not in material breach of the agreement, the Company will provide for representation on or will recommend nomination for election to the Board of Directors of the Company and the Bank for Mr. Bullock, another designee of the Bullock Family Trust (the “Trust”) or a member of Mr. Bullock’s immediate family, so long as the Trust and/or Mr. Bullock’s immediate family owns more than 3% of the common stock of the Company. In addition, Mr. Bullock will receive a lump sum payment under the agreement of $48,000 upon a change in control.

The Bank has also entered into employment agreements with each of Edwin N. Clift, William P. Lucy and Deborah A. Jordan to secure their services to the Bank in their current positions. The employment agreements may be renewed annually after a review of each executive's performance. These agreements provide for a minimum annual salary of $200,000, $162,300 and $132,600 to be paid to Mr. Clift, Mr. Lucy and Ms. Jordan, respectively. The employment agreements also provide for discretionary cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, the Bank will owe the executive severance benefits generally equal to the value of the salary that the executive would have received if he or she had continued working for the remaining unexpired term of the agreement plus continued insurance benefits for the remaining unexpired term of the agreement. The same severance benefits would be payable if an executive resigns during the term following a material breach of contract by the Bank which is not cured within 30 days. For 90 days after a change in control, each executive may also resign for any reason and collect severance benefits as if he or she had been discharged without cause calculated as if the remaining unexpired term of the agreement is two years. If a termination event had occurred on December 31, 2006 (whether due to change in control or termination by the Company without cause), Mr. Clift, Mr. Lucy and Ms. Jordan would have received cash severance of approximately $400,000, $312,000 and $255,000, respectively, and would be been provided with insurance coverage for a maximum of two years on the same basis as currently provided which is estimated to have a present value of approximately $19,230, $16,961 and $16,439 (using applicable IRS discount rates).

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

Officers’ Deferred Compensation Plan. The Company has established the Officers’ Deferred Compensation Plan of Merrill Merchants Bancshares, Inc. for the benefit of certain executive officers. Under the Officers’ Deferred Compensation Plan, each participant may make an annual election to defer receipt of all or a portion of his or her cash compensation received from the Company and the Bank. The deferred amounts are allocated to a deferral account and credited with interest at an annual rate equal to the rate on one-year Treasury instruments for that year or according to the investment return of other assets as may be selected by the Board of Directors. As of December 31, 2006, no amounts had been deferred into, or earned under, this plan.

The Deferred Compensation Plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, disability or termination of employment (as those terms are defined in the Deferred Compensation Plan).

Director Compensation

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

•	Committee members also receive $300 for each committee meeting that is not held on the same day as the Board of Directors meetings.
•	Chairs of the Compensation Committee and Audit Committee each receive an annual retainer of $5,000.

Non-employee directors may elect to have the payment of their directors’ fees deferred pursuant to the Directors’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan. The Company has established the Directors’ Deferred Compensation Plan of Merrill Merchants Bancshares, Inc. for the benefit of non-employee directors. Under the Deferred Compensation Plan, each non-employee director may make an annual election to defer receipt of all or a portion of his or her director fees received from the Company and the Bank. The deferred amounts are allocated to a deferral account and credited with interest at an annual rate equal to the rate on ten-year Treasury instruments for that year or according to the investment return of other assets as may be selected by the Board of Directors.

The Deferred Compensation Plan is an unfunded, non-qualified plan that provides for distribution of the amounts deferred to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, disability or termination of employment (as those terms are defined in the Deferred Compensation Plan).

Total directors’ meeting and committee fees for fiscal 2006 were $92,800. We do not compensate our employees for service as directors. Directors are also entitled to the protection of certain indemnification provisions in our Articles of Incorporation and Bylaws.

The following table sets forth information regarding compensation earned by directors of the Company during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Change in Pension Value ($)(2)	All Other Compensation ($)(3)	Total ($)
William C. Bullock, Jr.	$-	$103,206	$-	$103,206
Joseph H. Cyr	15,500	-	2,759	18,259
John R. Graham III	12,300	-	2,722	15,022
Perry B. Hansen	16,800	-	-	16,800
Frederick A. Oldenburg, Jr., M.D.	12,450	-	2,436	14,886
Michael T. Shea	11,650	-	510	12,160
Dennis L. Shubert, M.D., Ph.D.	20,250	-	1,141	21,391
Retired Director	3,850	-	-	3,850
______________
(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)
Includes for each individual the increase for the fiscal year in the present value of the individual's accrued benefit under each non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual's accrued benefit under each such plan in accordance with Statement of Financial Accounting Standards 87 ("FAS 87") as of the plan's measurement date in such fiscal year to the present value of the individual's accrued benefit as of the plan's measurement date in the prior fiscal year.

(3)	The figure shown for each named individual represents the interest credited in 2006 to the deferred directors’ compensation balance at the ten-year Treasury rate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. The following table shows the amount of Merrill Merchants Bancshares, Inc. common stock beneficially owned by each person or entity (or group of affiliated persons or entities) known by management to beneficially own more than five percent of the outstanding common stock of the Company, the Company's directors, the executive officers named in the Summary Compensation Table and the directors and executive officers as a group. For purposes of the table below, in accordance with Rule 13(d)(3) of the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after December 31, 2006. As used in this proxy statement, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

	Shares Beneficially Owned
	As of December 31, 2006 (1)
Name of Beneficial Owner	Amount		Percent
Directors and Executive Officers:
The Bullock Family Trust	214,055	(2)	6.03%
William C. Bullock, Jr.	-	(2)	6.03%
Edwin N. Clift	71,966		2.03%
Joseph H. Cyr	175,753	(3)	4.95%
John R. Graham	64,599	(4)	1.82%
Perry B. Hansen	367,054	(5)	10.34%
Deborah A. Jordan	20,919	(6)	0.59%
William P. Lucy	20,031	(7)	0.56%
Frederick A. Oldenburg, Jr., M.D.	55,828	(8)	1.57%
Dennis L. Shubert, M.D., Ph.D.	67,426	(9)	1.90%
All current directors and executive officers as a group (9 persons)	1,057,631		29.79%

(1)	Except as otherwise noted, each individual in the table above has sole voting and investment power over the shares listed.
(2)
Mr. Bullock is the trustee of The Bullock Family Trust and as such, has voting and investment power over the shares held in the Trust. Mr. Bullock holds no other shares of common stock. Mr. Bullock’s mailing address is 44 Bald Hill Reach Road, Orrington, Maine 04474.

(3)	Includes 146,644 shares of common stock held jointly with spouse.
(4)	Includes 2,948 shares of common stock held by spouse and 5,870 shares of common stock held by Automatic Distributors, Inc.
(5)	Mr. Hansen’s mailing address is P.O. Box 280, Rapids City, Illinois 61278-0280.
(6)	Includes 449 shares of common stock held by spouse.
(7)	Includes 1,288 shares of common stock held by spouse.
(8)	Includes 25,006 shares of common stock held under the name Penobscot Respiratory PA FBO Frederick A. Oldenburg, Jr. and 20,793 shares of common stock held by spouse.
(9)	Includes 34,262 shares of common stock held by spouse. Also includes 4,223 shares of common stock held in the name of Dr. Shubert’s children, of which his spouse serves as Trustee.

Equity Compensation Plan Information. The following table sets forth the aggregate information for the Company’s equity compensation plans in effect at December 31, 2006.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	43,838	$11.17	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	43,838	$11.17	0

(1)
Consists of options outstanding that were granted under the 1993 Plan prior to its expiration on April 26, 2003. The number of shares issued upon the exercise of outstanding options is subject to adjustment for any recapitalization of common stock, such as a stock dividend, stock split or reverse split of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Company has determined that Directors Cyr, Hansen, Oldenburg, Robinson, Shea and Shubert are independent as defined under The Nasdaq Stock Market listing standards. In addition, all members of the Compensation Committee, Nominating and Corporate Governance Committee or Audit Committee are independent as defined under The Nasdaq Stock Market listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2006, the Company retained and paid BDMP to provide audit and other services. The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services during those periods by our independent registered public accountants.

	2006	2005
Audit fees (1)	$58,150	$55,525
Audit-related fees	-	-
Tax fees (2)	6,300	8,290
All other fees (3)	6,435	8,150
Total	$70,885	$71,965

_______________
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

The Audit Committee’s pre-approval policies and procedures require the Audit Committee Chair to pre-approve all audit and non-audit services, and report such pre-approvals to the Audit Committee at its next regularly scheduled meeting.

With respect to each of the services described in the table above, pre-approval by the Audit Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C) was not waived.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are contained on pages F-1 through F-25 of this Annual Report on Form 10-K.

(b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1
Agreement and Plan of Merger between Chittenden Corporation and Merrill Merchants Bancshares, Inc. dated as of January 18, 2007 (incorporated by reference to the Company’s Form 8-K filed on January 19, 2007).

3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
3.2	By-laws of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).

10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004).
10.4	Financial Services Agreement with Financial Institutions Service Corporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan.
10.8	Form of Mandatory Convertible Debentures (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.9	Correspondent Trust Services Agreement with Northern Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.10	Stock Option Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.11	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197).
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.14	Employment Agreement between the Company and William P. Lucy (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.15	Employment Agreement between the Company and Deborah A. Jordan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
10.16	2005 Directors’ Deferred Compensation Plan (incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005).
10.17	Officers’ Deferred Compensation Plan (incorporated by reference to the Company’s Form 8-K filed on December 22, 2006).
14	Code of Ethics (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Berry, Dunn, McNeil & Parker.
31.1	Rule 13a-14(a) / 15d-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

By: /s/ Edwin N. Clift	February 26, 2007
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Edwin N. Clift
Edwin N. Clift	Director, Chairman and Chief Executive Officer (Principal executive officer)	February 26, 2007

/s/ Deborah A. Jordan	Treasurer (Principal financial officer)	February 26, 2007
Deborah A. Jordan

/s/ William C. Bullock, Jr.	Director	February 26, 2007
William C. Bullock, Jr.

/s/ Joseph H. Cyr
Joseph H. Cyr	Director	February 26, 2007

/s/ John R. Graham, III	Director	February 26, 2007
John R. Graham, III

/s/ Perry B. Hansen	Director	February 26, 2007
Perry B. Hansen

/s/ William P. Lucy	Director	February 26, 2007
William P. Lucy

/s/ Frederick A. Oldenburg, Jr., M.D.	Director	February 26, 2007
Frederick A. Oldenburg, Jr., M.D.

/s/ Michael T. Shea	Director	February 26, 2007
Michael T. Shea

/s/ Dennis L. Shubert, M.D., Ph.D.	Director	February 26, 2007
Dennis L. Shubert, M.D., Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Merrill Merchants Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merrill Merchants Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Berry, Dunn, McNeil & Parker
BERRY DUNN MCNEIL & PARKER
Bangor, Maine
February 15, 2007

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31,
	2006	2005
(In thousands, except number of shares and per share data)

ASSETS
Cash and due from banks	$10,358	$13,785
Interest-bearing deposits with banks	90	43
Total cash and cash equivalents	10,448	13,828
Investment securities - available for sale	86,504	72,489
Loans held for sale	925	925
Loans receivable	338,880	318,965
Less allowance for loan losses	4,109	4,086
Net loans receivable	334,771	314,879
Properties and equipment, net	5,181	4,863
Cash surrender value of life insurance	4,168	4,018
Deferred income tax benefit	1,438	1,372
Accrued income and other assets	5,664	4,699
Total assets	$449,099	$417,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$56,372	$56,204
Savings, money market and interest checking deposits	149,366	151,798
Certificates of deposit	154,184	123,412
Total deposit	359,922	331,414
Securities sold under agreements to
repurchase (term and demand)	23,851	18,534
Other borrowed funds	21,592	28,474
Accrued expenses and other liabilities	5,085	4,299
Total liabilities	410,450	382,721
Commitments (Notes 8, 10, 14, 17 and 18)
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and
outstanding 3,550,410 shares in 2006 and 3,435,851 shares in 2005	3,550	3,436
Capital surplus	26,681	24,188
Retained earnings	8,209	6,947
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale, net of tax	209	(167)
Net unrealized depreciation on derivative instruments marked to market, net of tax	-	(52)
Total shareholders’ equity	38,649	34,352
Total liabilities and shareholders’ equity	$449,099	$417,073

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except number of shares and per share data)	2006	2005	2004

Interest and dividend income
Interest and fees on loans	$24,500	$20,368	$16,609
Interest on investment securities	3,238	2,192	1,953
Dividends on investment securities	189	146	118
Interest on federal funds sold	253	118	28
Total interest and dividend income	28,180	22,824	18,708
Interest expense
Interest on deposits	9,304	5,795	4,041
Interest on borrowed funds	1,787	1,259	894
Total interest expense	11,091	7,054	4,935
Net interest income	17,089	15,770	13,773
Provision for loan losses	358	397	348
Net interest income after provision for loan losses	16,731	15,373	13,425
Non-interest income
Service charges on deposit accounts	1,569	1,496	1,399
Other service charges and fees	873	836	790
Trust fees	1,763	1,567	1,382
Mortgage banking income and gain on credit card loans	745	751	825
Net gain on investment securities	37	19	155
Other	516	537	382
Total non-interest income	5,503	5,206	4,933
Non-interest expense
Salaries and employee benefits	7,468	6,835	6,310
Occupancy expense	1,022	959	858
Equipment expense	674	655	606
Advertising and promotion	587	634	578
Data processing	625	611	686
Professional fees	531	500	375
Other	1,866	1,753	1,557
Total non-interest expense	12,773	11,947	10,970
Income before income taxes	9,461	8,632	7,388
Income tax expense	3,166	2,894	2,481
Net income	$6,295	$5,738	$4,907

Per share data
Basic earnings per common share	$1.77	$1.62	$1.37
Diluted earnings per common share	$1.76	$1.61	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares and per share data)				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2003	$3,335	$21,762	$5,305	$366	$(215)	$30,553

Net income	-	-	4,907	-	-	4,907
Unrealized loss on derivative instruments, net of deferred taxes of $7	-	-	-	(13)	-	(13)
Change in unrealized gain on securities available for sale, net of deferred income taxes of $85	-	-	-	(164)	-	(164)
Comprehensive income	-	-	4,907	(177)	-	4,730
Common stock options exercised, 7,628 shares	2	9	(42)	-	97	66
Tax benefit related to exercise of stock options	-	21	-	-	-	21
3% common stock dividend declared	100	2,422	(2,526)	-	-	(4)
Treasury stock purchased (72,592 shares at an average price of $24.80)	-	-	-	-	(1,801)	(1,801)
Treasury stock retirement	(80)	(1,839)	-	-	1,919	-
Common stock repurchased (17,000 shares at an average price of $20.88)	(17)	(338)	-	-	-	(355)
Common stock cash dividends declared, $.56 per share	-	-	(1,881)	-	-	(1,881)

Balance at December 31, 2004	$3,340	$22,037	$5,763	$189	$-	$31,329

Net income	-	-	5,738	-	-	5,738
Unrealized loss on derivative instruments, net of deferred taxes of $20	-	-	-	(38)	-	(38)
Change in unrealized gain on securities available for sale, net of deferred income taxes of $189	-	-	-	(370)	-	(370)
Comprehensive income	-	-	5,738	(408)	-	5,330
Common stock options exercised, 1,005 shares	1	11	-	-	-	12
Tax benefit related to exercise of stock options	-	2	-	-	-	2
3% common stock dividend declared	100	2,251	(2,355)	-	-	(4)
Common stock repurchased (5,500 shares at an average price of $21.70)	(5)	(113)	-	-	-	(118)
Common stock cash dividends declared, $.64 per share	-	-	(2,199)	-	-	(2,199)

Balance at December 31, 2005	$3,436	$24,188	$6,947	$(219)	$-	$34,352

Net income	-	-	6,295	-	-	6,295
Change in unrealized loss on derivative instruments, net of deferred taxes of $27	-	-	-	52	-	52
Change in unrealized gain on securities available for sale, net of deferred income taxes of $194	-	-	-	376	-	376
Comprehensive income	-	-	6,295	428	-	6,723
Common stock options exercised, 15,287 shares	15	167	-	-	-	182
Tax benefit related to exercise of stock options	-	42	-	-	-	42
3% common stock dividend declared	103	2,369	(2,478)	-	-	(6)
Common stock repurchased (3,757 shares at an average price of $23.58)	(4)	(85)	-	-	-	(89)
Common stock cash dividends declared, $.72 per share	-	-	(2,555)	-	-	(2,555)

Balance at December 31, 2006	$3,550	$26,681	$8,209	$209	$-	$38,649

The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$6,295	$5,738	$4,907
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	444	388	392
Amortization	524	256	523
Net amortization on investment securities	42	423	800
Deferred income taxes	(287)	(83)	(129)
Provision for loan losses	358	397	348
Net gain on sale of loans, credit card portfolio, investment
securities and property and equipment	(664)	(124)	(150)
Net change in:
Loans held for sale	-	(308)	172
Deferred loan fees, net	(62)	(103)	(29)
Accrued income and other assets	(626)	(1,341)	(712)
Accrued expenses and other liabilities	621	244	527
Net cash provided by operating activities	6,645	5,487	6,649

Cash flows from investing activities
Net loans made to customers	(20,096)	(36,808)	(36,581)
Proceeds from sale of credit card portfolio	-	863	-
Acquisition of premises and equipment and computer software	(1,079)	(1,478)	(1,033)
Purchase of investment securities available for sale	(63,656)	(53,993)	(56,511)
Proceeds from sales and maturities of investment securities
available for sale	50,205	46,642	65,658
Net cash used by investing activities	(34,626)	(44,774)	(28,467)

Cash flows from financing activities
Net increase (decrease) in demand, savings and NOW deposits	(2,264)	13,443	28,728
Net increase in certificates of deposit	30,772	18,189	12,206
Net increase (decrease) in securities sold under
agreements to repurchase	5,317	2,048	(3,876)
Net increase (decrease) in other borrowed funds	(3,701)	4,172	(9,553)
Long-term advances from the Federal Home Loan Bank	-	10,000	3,290
Payments on long-term advances	(3,181)	(2,736)	(5,597)
Dividends paid on common stock	(2,477)	(2,115)	(1,816)
Repurchase of common stock	(89)	(118)	(2,156)
Proceeds from stock issuance	224	12	66
Net cash provided by financing activities	24,601	42,895	21,292

Net increase (decrease) in cash and cash equivalents	(3,380)	3,608	(526)
Cash and cash equivalents, beginning of year	13,828	10,220	10,746
Cash and cash equivalents, end of year	$10,448	$13,828	$10,220

Supplemental disclosures of cash flow information
Cash paid for interest	$10,872	$6,935	$4,710
Transfers to other real estate owned	31	-	-
Income tax paid	3,277	3,028	2,668

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

Goodwill

Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with SFAS Nos. 142, “Goodwill and Other Intangible Assets,” and 147, “Acquisitions of Certain Financial Institutions.” Prior to 2002, goodwill was amortized using the straight-line method over seven and fifteen years. In accordance with SFAS No. 142, goodwill is reviewed for impairment on an annual basis and if certain conditions occur.

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

The Company declared a 3% stock dividend in 2006, 2005 and 2004. Earnings and cash dividends per share and weighted-average shares outstanding have been retroactively restated to reflect the stock dividends.

Impact of Recently Issued Accounting Standards

SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140,” requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. SFAS No. 156 requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No. 156 to have a material impact on the Company’s financial statements.

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment.” SFAS No. 123(R), with certain exceptions, requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost is based on the fair value of the equity or liability instruments issued. The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (SAB) No. 107, which provides guidance regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. The adoption of SFAS No. 123(R) did not have a material effect on the Company’s financial statements for the year ended December 31, 2006.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material effect on the financial condition and results of operations of the Company.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement’s year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements for the year ended December 31, 2006.

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

3.  Investment Securities Available for Sale

The amortized cost of investment securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2006 and 2005 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
Collateralized mortgage obligations	$47,379	$109	$(429)	$47,059
U.S. Government sponsored enterprises	16,738	22	(64)	16,696
Mortgage-backed securities	7,097	3	(80)	7,020
Certificates of deposit	8,255	-	-	8,255
State and local government debt securities	3,386	11	-	3,397
Total debt securities	82,855	145	(573)	82,427
Equity securities	3,332	745	-	4,077
Total securities available for sale	$86,187	$890	$(573)	$86,504

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
Collateralized mortgage obligations	$39,386	$-	$(628)	$38,758
U.S. Government sponsored enterprises	16,417	-	(168)	16,249
Mortgage-backed securities	4,354	5	(104)	4,255
U.S. Government and agency money market funds	1,050	-	-	1,050
Certificates of deposit	4,827	-	-	4,827
State and local government debt securities	2,933	-	-	2,933
Total debt securities	68,967	5	(900)	68,072
Equity securities	3,774	643	-	4,417
Total securities available for sale	$72,741	$648	$(900)	$72,489

Included in equity securities are the Company’s investments in Federal Home Loan Bank and Federal Reserve Bank stock, carried at their cost basis of $2,061 and $2,493 at December 31, 2006 and 2005, respectively. Management has determined that these investments are not impaired at December 31, 2006 and 2005.

During 2006, 2005 and 2004, the Company sold investment securities available for sale for total proceeds of $2,309, $70 and $352, respectively. The sales resulted in gross realized gains of $67, $19 and $155 for 2006, 2005 and 2004, respectively, and gross realized losses of $30 for 2006.

The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are allocated among the above maturity groupings based on their final maturity dates.

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,522	$5,507
Due from one to five years	20,186	20,095
Due from five to ten years	30,019	29,796
Due after ten years	27,128	27,029
Total debt securities	$82,855	$82,427

Management reviews securities with unrealized losses for other than temporary impairment. At the present time, there have been no material changes in the credit quality of these securities. The unrealized losses on the Company’s investments were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006. Information regarding securities temporarily impaired is summarized below:

	Less than 1 year		More than 1 year		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
Collateralized mortgage obligations	$4,914	$(13)	$25,328	$(416)	$30,242	$(429)
U.S. Government sponsored enterprises	2,418	(7)	8,334	(57)	10,752	(64)
Mortgage-backed securities	1,135	(14)	2,569	(66)	3,704	(80)
	$8,467	$(34)	$36,231	$(539)	$44,698	$(573)

	Less than 1 year		More than 1 year		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
Collateralized mortgage obligations	$17,715	$(236)	$20,317	$(392)	$38,032	$(628)
U.S. Government sponsored enterprises	10,263	(95)	5,985	(73)	16,248	(168)
Mortgage-backed securities	1,448	(28)	1,726	(76)	3,174	(104)
	$29,426	$(359)	$28,028	$(541)	$57,454	$(900)

4.  Derivative Financial Instruments

The Company had interest rate swap agreements with notional amounts of $10,000 at December 31, 2005. The interest rate swap agreements matured in June 2006. Under these agreements, the Company exchanged a variable rate asset for a fixed rate asset, thus protecting certain asset yields from falling interest rates. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related pronouncements, management designated these swaps as cash flow hedges and determined the hedging transaction to be 100% effective. Therefore, the changes in fair value of the swap agreements were recorded in other comprehensive income. As of December 31, 2005, the swaps represented a liability of $79, less tax of $27, which has been recorded as other comprehensive loss in the consolidated statements of changes in shareholders’ equity.

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

On a quarterly basis, derivative instruments are reviewed as part of the asset/liability management process. Any derivatives are factored into the Company’s overall interest rate risk position. The Company regularly reviews the credit quality of the counterparty from which the instruments have been purchased. At December 31, 2005, the Company had $10,000 (notional principal amount) in swap contracts in which the Company was hedging prime-based variable commercial loans to a fixed rate of 5.93%.

5.  Loans Receivable

The components of loans receivable follow:

	2006	2005
Real estate:
Commercial real estate	$112,852	$108,553
Residential real estate	63,691	62,568
Construction	15,758	15,345
Home equity	47,370	41,469
Total real estate	239,671	227,935
Commercial	72,454	69,797
Consumer	26,691	21,231
Plus deferred loan costs	64	2
Total	$338,880	$318,965

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

As of December 31, 2006 and 2005, non-accrual loans were $1,226 and $378, respectively. Interest foregone was $72, $11, and $47 for 2006, 2005 and 2004, respectively. Accruing loans which are 90 days past due or more totaled $115 at December 31, 2006. There were no accruing loans 90 days past due or more at December 31, 2005.

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

The following table sets forth information on impaired loans:

	2006	2005	2004
Impaired loans
Valuation allowance required	$466	$208	$-
No valuation allowance required	-	-	5
Total impaired loans	$466	$208	$5
Average balance of impaired loans during the year	$298	$89	$256
Portion of allowance for loan losses allocated to the impaired loan balance	$211	$112	$1

Interest income recognized for cash payments on impaired loans during 2006, 2005 and 2004 was not material to the consolidated financial statements.

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

	2006	2005	2004
Balance, January 1	$12,614	$15,852	$14,500
Loans made/advanced and additions	9,212	5,769	6,533
Repayments and reductions	(4,570)	(9,007)	(5,181)
Balance, December 31	$17,256	$12,614	$15,852

Commitments, as described in Note 14, to related parties totaled $2,111 and $3,256 at December 31, 2006 and 2005, respectively.

6.  Allowance for Loan Losses

A summary of changes in the allowance for loan losses follows:

	2006	2005	2004
Balance at beginning of year	$4,086	$3,866	$3,652
Add: Provision for loan losses	358	397	348
Recoveries of previous charge-offs	54	49	44
Less: Loans charged off	(266)	(226)	(178)
Transfer to liability for unfunded commitments	(123)	-	-
Balance at end of year	$4,109	$4,086	$3,866

7.  Mortgage Servicing

Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The sale of loans is to institutional investors such as the Federal National Mortgage Association. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed-upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company capitalizes the mortgage servicing rights at their fair value upon sale of the related loans.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	2006	2005	2004
Balance of loans serviced for others	$154,817	$141,125	$122,125

Mortgage servicing rights
Balance at beginning of year	$1,013	$938	$792
Mortgage servicing rights capitalized	630	422	494
Amortization charged against mortgage servicing income	(459)	(360)	(355)
Valuation adjustment	2	13	7
Balance at end of year	$1,186	$1,013	$938

Valuation allowance
Balance at beginning of year	$(4)	$(17)	$(24)
Increase in impairment reserve	(3)	(48)	(15)
Reduction of impairment reserve	5	61	22
Balance at end of year	$(2)	$(4)	$(17)

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition of the Company.

8.  Properties and Equipment

A summary of properties and equipment follows:

	2006	2005
Land and land improvements	$677	$559
Bank premises	4,214	2,893
Construction in progress	126	1,267
Furniture and equipment	3,162	2,982
Leasehold improvements	455	409
Total cost	8,634	8,110
Less accumulated depreciation	3,453	3,247
Net properties and equipment	$5,181	$4,863

Depreciation expense amounted to $444, $388 and $392 in 2006, 2005 and 2004, respectively.

Construction is in progress for a full-service branch facility in Waterville, Maine and the $1,500 project is targeted for completion in June 2007.

Certain Bank facilities and equipment are leased under various operating leases. Rental expense was $328, $334 and $348 for 2006, 2005 and 2004, respectively. Future minimum rental commitments under non-cancelable leases at December 31, 2006 follow:

2007	$351
2008	273
2009	252
2010	147
2011	103
Thereafter	1,095
$2,221

9. Investment in Partially-Owned Entity

Merrill Merchants Bank has a 50% ownership interest in M&M Consulting Limited Liability Company (“M&M”). M&M provides loan review, regulatory compliance, training and internal auditing to financial institutions. The Company’s investment in M&M as of December 31, 2006 and 2005 totaled $732 and $502, respectively. Income recognized from such investment for the years ended 2006, 2005 and 2004 totaled $230, $187 and $158, respectively, and is included in other income.

10. Employee Benefit Plans

The Company has established a defined contribution pension plan under Section 401(k) of the Internal Revenue Code. Plan participants, who consist of all employees meeting minimum age and service requirements who elect to participate, are permitted to contribute a percentage of their wages to the plan on a pre-tax basis. The Company matches a portion of each employee’s contribution, resulting in an expense of $107, $149 and $134 for 2006, 2005 and 2004, respectively.

The Company adopted a nonqualified supplemental executive retirement plan for the benefit of key employees. Life insurance policies were acquired to generate income to offset the cost of the plan. The amount of each annual benefit is indexed to the financial performance of each insurance policy owned by the Bank over the Bank’s cost of funds expense. The present value of these benefits is being expensed over the employment service period which amounted to $307, $277 and $247 for 2006, 2005 and 2004, respectively. The cash value of these policies was $4,168 and $4,018 at December 31, 2006 and 2005, respectively.

11. Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100 was $73,843 and $62,310 at December 31, 2006 and 2005, respectively. Certificates of deposit included brokered deposits in the amount of $59,805 and $47,762 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit follow:

2007	$103,471
2008	25,975
2009	17,844
2010	5,782
2011	1,037
Thereafter	75
$154,184

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

A summary of long-term borrowings from the Federal Home Loan Bank follows:

December 31, 2006				December 31, 2005
Maturity	Principal			Maturity	Principal
Dates	Amounts	Interest Rates		Dates	Amounts	Interest Rates
2007	$4,795	2.31%	-6.47%	2006	$3,181	3.38%	-6.47%
2008	6,218	3.38%	-4.37%	2007	4,795	2.31%	-6.47%
2009	1,056	3.38%	-4.37%	2008	6,218	3.02%	-4.37%
2010	6,095	3.38%	-4.37%	2009	1,056	3.38%	-4.37%
2011	368	3.38%	-4.37%	2010	6,095	3.38%	-4.37%
Thereafter	1,221	4.37%		Thereafter	1,589	3.38%	-4.37%
	$19,753				$22,934

At December 31, 2006 and 2005, investment securities with amortized cost of $64,542 and $62,651 and fair value of $64,116 and $61,755, respectively, were pledged to secure public deposits, Treasury, tax and loan deposits, securities sold under agreements to repurchase and borrowings and for other purposes required or permitted by law. Balances outstanding at December 31 are shown in the table below:

	2006	2005
Securities sold under agreements to repurchase	$23,851	$18,534
FHLB overnight borrowings	-	3,500
Treasury, tax and loan deposits	1,439	2,040
Federal funds purchased	400	-
	$25,690	$24,074

Average balance outstanding	$27,658	$19,851
Weighted average interest rate at end of the year	3.64%	2.49%

At December 31, 2006, the Company had a $5,000 commercial bank line of credit that expires in 2007. The floating rate note is based on the one month London Interbank Offer Rate (5.35% at December 31, 2006) plus 1.75%.

13. Income Taxes

The current and deferred components of income tax expense follow:

	2006	2005	2004
Current
Federal	$3,347	$2,892	$2,530
State	106	85	80
	3,453	2,977	2,610
Deferred
Federal	(287)	(83)	(129)
	$3,166	$2,894	$2,481

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	2006	2005	2004
Computed federal tax expense	$3,217	$2,935	$2,512
State franchise tax, net of federal benefits	70	56	53
Benefit of tax-exempt income	(41)	(34)	(36)
Increase in cash surrender value of life insurance	(51)	(56)	(43)
Other, net	(29)	(7)	(5)
Recorded income tax expense	$3,166	$2,894	$2,481

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities follow:

	2006	2005
Deferred income tax assets
Allowance for loan losses	$1,205	$1,165
Accrued post-retirement benefits	467	369
Unrealized loss on securities available for sale	-	86
Other	386	237
Total gross deferred income tax assets	2,058	1,857

Deferred income tax liabilities
Mortgage servicing rights	403	344
Depreciation and amortization	109	141
Unrealized gain on securities available for sale	108	-
Total gross deferred income tax liabilities	620	485

Net deferred income tax asset	$1,438	$1,372

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

The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The Company has not incurred any losses on its commitments in 2006, 2005 or 2004.

A summary of financial instruments with off-balance sheet risk at December 31, 2006 and 2005 follows:

	2006	2005
Commitments to extend credit	$18,177	$9,293
Letters of credit	1,676	1,392
Unadvanced commitments
Secured by real estate	41,123	38,680
Commercial lines of credit	31,155	23,483
Consumer lines of credit	1,705	1,700
Commitments to purchase investment securities	1,350	-
Interest rate swaps (notional)	-	10,000

15. Shareholders’ Equity

The Company distributed a 3% stock dividend in April of 2006 and 2005. Earnings per share for 2005 and 2004 have been restated to reflect these stock dividends.

In June 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. During 2006, the Company repurchased 3,757 shares at a total cost of $89. A total of 144,101 shares remain under this program at December 31, 2006.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for number of shares and per share data):

	2006	2005	2004
Basic earnings per share
Net income, as reported	$6,295	$5,738	$4,907
Weighted-average shares outstanding	3,547,299	3,540,365	3,576,450
Basic earnings per share	$1.77	$1.62	$1.37

Diluted earnings per share
Net income, as reported	$6,295	$5,738	$4,907
Weighted-average shares outstanding	3,547,299	3,540,365	3,576,450
Effect of stock options, net of assumed stock purchases	23,695	29,459	30,298
Adjusted weighted-average shares outstanding	3,570,994	3,569,824	3,606,748
Diluted earnings per share	$1.76	$1.61	$1.36

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2006 that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

The following table summarizes the Company’s and Bank’s actual and minimum capital amounts and ratios at December 31, 2006 and 2005. No deduction was made from capital for interest-rate risk in 2006 and 2005.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk-weighted assets)
Consolidated	$42,453	12.58%	$27,003	8.00%	N/A
Bank	39,623	11.79	26,897	8.00	$33,621	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	37,899	11.23	13,502	4.00	N/A
Bank	35,420	10.54	13,448	4.00	20,173	6.00
Tier 1 capital (to average assets)
Consolidated	37,899	8.43	17,976	4.00	N/A
Bank	35,420	7.90	13,448	3.00	22,413	5.00

As of December 31, 2005
Total capital (to risk-weighted assets)
Consolidated	$38,188	12.40%	$24,629	8.00%	N/A
Bank	36,008	11.76	24,486	8.00	$30,608	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	34,048	11.06	12,314	4.00	N/A
Bank	32,179	10.51	12,243	4.00	18,365	6.00
Tier 1 capital (to average assets)
Consolidated	34,048	8.31	16,396	4.00	N/A
Bank	32,179	7.88	12,257	3.00	20,429	5.00

18. Stock Options

Under the Employee and Director Stock Option Plan, the incentive stock option plan for officers and employees and the nonstatutory stock option plan for directors provide for the issuance of up to 786,213 shares of common stock.  The purchase price of the stock covered by each option shall be its fair market value, which must be equal to at least 100% of the book value of common stock, on the date such option is granted. Options granted are subject to an initial vesting period of one, two or three years, after which options become exercisable until ten years from the grant date.

In 2006, the Company adopted SFAS 123(R). As substantially all options were vested prior to 2006, adoption of SFAS 123(R) had no material effect on the financial statements. Prior to 2006, the Company accounted for these options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As the exercise price of each option equals the market price of the Company’s stock on the date of grant, no compensation cost has been recognized for the plan.  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s 2005 and 2004 net income and earnings per share would have been reduced to the proforma amounts indicated below.

	Year Ended December 31,
	2005	2004
Net income, as reported	$5,738	$4,907
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of deferred income taxes	(21)	(23)

Proforma net income	$5,717	$4,884

Earnings per share:
Basic - as reported	$1.62	$1.37
Basic - proforma	$1.61	$1.37

Diluted - as reported	$1.61	$1.36
Diluted - proforma	$1.60	$1.36

There were no options granted in 2006, 2005 and 2004.

A summary of the status of the stock option plan as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below.

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	57,816	$11.67	60,086	$12.13	75,107	$12.60
Exercised	(15,287)	11.90	(1,005)	12.22	(7,277)	9.86
Forfeited	(225)	14.04	(3,064)	13.88	(9,859)	15.08
Additional shares for which
options are exercisable due to stock dividends	1,534	-	1,799	-	2,115	-

Outstanding at end of year	43,838	$11.17	57,816	$11.67	60,086	$12.13
Options exercisable at year end	43,838	$11.17	54,539	$11.52	29,441	$9.29

The following information applies to options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Wtd. Avg.
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$7.33 - $ 9.06	20,246	3.5	$8.16	20,246	$8.16
$12.15 - $14.04	23,592	5.9	13.75	23,592	13.75

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

A summary of the estimated fair values for the Company’s significant financial instruments at December 31, 2006 and 2005 follows:

	2006		2005
		Estimate		Estimate
	Carrying	of Fair	Carrying	of Fair
	Value	Value	Value	Value
Financial Assets
Cash and cash equivalents	$10,448	$10,448	$13,828	$13,828
Investment securities	86,504	86,504	72,489	72,489
Loans held for sale	925	927	925	931
Loans receivable, net	334,771	331,378	314,879	310,243
Cash surrender value of life insurance	4,168	4,168	4,018	4,018
Accrued interest receivable	1,846	1,846	1,605	1,605
Capitalized mortgage servicing rights	1,186	2,090	1,013	1,463
Financial Liabilities
Deposits (with no stated maturity)	205,738	205,738	208,002	208,002
Certificates of deposit	154,184	153,388	123,412	121,743
Accrued interest payable	975	975	756	756
Borrowed funds	45,443	44,973	47,008	46,080
Interest rate swaps	-	-	79	79

20.  Parent Company Financial Information

Condensed financial information for Merrill Merchants Bancshares, Inc. exclusive of its subsidiary follows:

Balance Sheet

	December 31,
	2006	2005
Assets
Cash	$1,643	$21
Investment securities at fair value	2,015	2,974
Investment in subsidiary	35,679	32,059
Other assets	42	7
Total assets	$39,379	$35,061

Liabilities and shareholders’ equity
Dividend payable and accrued expenses	$730	$709
Shareholders’ equity	38,649	34,352
Total liabilities and shareholders’ equity	$39,379	$35,061

Statements of Income

	Years Ended December 31,
	2006	2005	2004
Operating income:
Dividends from bank subsidiary	$3,069	$2,834	$1,755
Interest and dividend income on investments	26	25	28
Net gains on sales of securities	67	19	155
Total income	3,162	2,878	1,938

Operating expenses:
Interest on borrowed funds	-	1	1
Other expenses	136	125	132
Total operating expenses	136	126	133
Income before income tax expense (benefit) and equity in undistributed net
income of subsidiary	3,026	2,752	1,805
Income tax expense (benefit)	(10)	(22)	17
Income before equity in undistributed net income of subsidiary	3,036	2,774	1,788
Equity in undistributed net income of subsidiary	3,259	2,964	3,119

Net income	$6,295	$5,738	$4,907

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$6,295	$5,738	$4,907
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed net income from subsidiary	(3,259)	(2,964)	(3,119)
Net gain on sale of investment securities	(67)	(19)	(155)
(Increase) decrease in other assets	(27)	(6)	231
Increase (decrease) in other liabilities	(106)	(19)	69
Net cash provided by operating activities	2,836	2,730	1,933

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	2,230	2,225	3,802
Purchase of investment securities	(1,102)	(2,725)	(1,825)
Net cash (used) provided by investing activities	1,128	(500)	1,977

Cash flows from financing activities:
Proceeds from issuance of common stock	224	12	66
Dividends paid	(2,477)	(2,115)	(1,816)
Repurchase of common stock	(89)	(118)	(2,156)
Net cash used by financing activities	(2,342)	(2,221)	(3,906)

Net increase in cash	1,622	9	4
Cash, beginning of year	21	12	8
Cash, end of year	$1,643	$21	$12

21.  Selected Quarterly Data (unaudited)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$7,501	$7,349	$6,909	$6,421	$6,311	$5,951	$5,503	$5,059
Interest expense	3,064	2,947	2,721	2,359	2,092	1,890	1,635	1,437
Net interest income	4,437	4,402	4,188	4,062	4,219	4,061	3,868	3,622
Provision for loan losses	12	87	131	128	97	106	100	94
Net interest income after
provision for loan losses	4,425	4,315	4,057	3,934	4,122	3,955	3,768	3,528
Non-interest income	1,483	1,335	1,382	1,266	1,426	1,202	1,281	1,278
Net gain (loss) on securities	(31)	1	36	31	-	-	-	19
Non-interest expense	3,240	3,169	3,194	3,170	3,086	2,950	2,992	2,919
Income before income taxes	2,637	2,482	2,281	2,061	2,462	2,207	2,057	1,906
Income tax expense	855	835	781	695	808	745	692	649
Net income	$1,782	$1,647	$1,500	$1,366	$1,654	$1,462	$1,365	$1,257

Basic earnings per share	$0.50	$0.46	$0.42	$0.39	$0.47	$0.41	$0.39	$0.35
Diluted earnings per share	$0.50	$0.46	$0.42	$0.38	$0.46	$0.41	$0.38	$0.35

22.  Subsequent Event

On January 19, 2007, Chittenden Corporation (“Chittenden”) and the Company jointly announced the execution of a definitive agreement pursuant to which Chittenden will acquire the Company in an exchange of cash and stock. The Bank will operate as a separate unit of Chittenden, maintaining its name and senior management team. The merger, which was unanimously approved by the boards of directors of Chittenden and the Company, is expected to close in the second quarter of 2007, subject to regulatory and the Company's shareholder approval.

Under the terms of the agreement, stockholders of the Company will be entitled to receive either cash or shares of Chittenden common stock, subject to election and allocation procedures which are intended to ensure that, in aggregate, 40% of the shares of the Company are converted into the right to receive cash of $31.00 per share, and that 60% are converted into the right to receive a fixed exchange of 1.02 shares of Chittenden common stock for each share of the Company.

MERRILL MERCHANTS BANCSHARES, INC.
201 Main Street
Post Office Box 925
Bangor, Maine 04402-0925
(207) 942-4800
www.merrillmerchants.com