Form 10-Q
period 2007-03-31
MERRILL MERCHANTS BANCSHARES INC
filed 2007-05-14
CIK 913072

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File Number: 000-24715

MERRILL MERCHANTS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

MAINE (State or other jurisdiction of incorporation or organization)	01-0471507 (IRS Employer Identification No.)

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

Large accelerated filer            Accelerated filer            Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: [   ] No: [ X ]

The number of shares outstanding of the issuer's common stock as of April 30, 2007 is 3,579,380.

MERRILL MERCHANTS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Merrill Merchants Bancshares, Inc.

We have reviewed the accompanying interim consolidated financial information of Merrill Merchants Bancshares, Inc. and Subsidiary as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ BERRY, DUNN, McNEIL & PARKER

Bangor, Maine
May 14, 2007

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2007	2006
(In thousands, except number of shares)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,420	$10,358
Interest-bearing deposits with banks	38	90
Total cash and cash equivalents	10,458	10,448
Investment securities - available for sale	83,488	86,504
Loans held for sale	1,128	925
Loans receivable	350,002	338,880
Less allowance for loan losses	3,998	4,109
Net loans receivable	346,004	334,771
Properties and equipment, net	5,771	5,181
Cash surrender value of life insurance	4,204	4,168
Deferred income tax benefit	1,383	1,438
Other real estate owned	304	17
Accrued income and other assets	5,696	5,647
Total assets	$458,436	$449,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	$49,976	$56,372
Savings and NOW deposits	152,096	149,366
Certificates of deposit	147,090	154,184
Total deposits	349,162	359,922
Securities sold under agreements to repurchase (term and demand)	24,882	23,851
Other borrowed funds	39,093	21,592
Accrued expenses and other liabilities	5,323	5,085
Total liabilities	418,460	410,450
Shareholders’ equity
Common stock, par value $1; authorized 4,000,000 shares, issued and outstanding 3,579,380 shares at March 31, 2007 and 3,550,410 shares at December 31, 2006	3,579	3,550
Capital surplus	26,941	26,681
Retained earnings	9,043	8,209
Accumulated other comprehensive gain
Unrealized gain on securities available for sale, net of tax	413	209
Total shareholders’ equity	39,976	38,649
Total liabilities and shareholders’ equity	$458,436	$449,099

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Interest and dividend income
Interest and fees on loans	$6,450	$5,692
Interest on investment securities	972	684
Dividends on investment securities	37	44
Interest on federal funds sold	2	1
Total interest and dividend income	7,461	6,421
Interest expense
Interest on savings and NOW	939	725
Interest on certificates of deposit	1,663	1,204
Interest on borrowed funds	527	430
Total interest expense	3,129	2,359
Net interest income	4,332	4,062
Provision for loan losses	41	128
Net interest income after provision for loan losses	4,291	3,934
Non-interest income
Service charges on deposit accounts	494	380
Other service charges and fees	224	211
Trust fees	458	417
Mortgage banking income	125	149
Net gain on investment securities	-	31
Other	127	111
Total non-interest income	1,428	1,299
Non-interest expense
Salaries and employee benefits	1,994	1,851
Occupancy expense	297	261
Equipment expense	171	163
Data processing	162	151
Other	752	746
Total non-interest expense	3,376	3,172
Income before income taxes	2,343	2,061
Income tax expense	793	695
Net income	$1,550	$1,366
Per share data
Basic earnings per common share	$.44	$.39
Diluted earnings per common share	$.43	$.38

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In Thousands, Except Number of Shares and Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Unrealized Gain (Loss) On Securities Available for Sale	Net Unrealized Depreciation on Derivative Instruments	Total Shareholders’ Equity
Balance at December 31, 2005	$3,436	$24,188	$6,947	$(167)	$(52)	$34,352
Net income	-	-	1,366	-	-	1,366
Unrealized gain on
derivative instruments, net of
deferred taxes of $10	-	-	-	-	21	21
Change in unrealized loss on
securities available for sale, net
of deferred taxes of $22	-	-	-	(43)	-	(43)
Total comprehensive income	-	-	1,366	(43)	21	1,344
3% common stock dividend declared	103	2,369	(2,479)	-	-	(7)
Common stock options exercised, 6,806 shares	7	78	-	-	-	85
Common stock cash dividend
declared, $0.17 per share	-	-	(603)	-	-	(603)

Balance at March 31, 2006	$3,546	$26,635	$5,231	$(210)	$(31)	$35,171

Balance at December 31, 2006	$3,550	$26,681	$8,209	$209	$-	$38,649
Net income	-	-	1,550	-	-	1,550
Change in unrealized gain on
securities available for sale, net
of deferred taxes of $115	-	-	-	204	-	204
Total comprehensive income	-	-	1,550	204	-	1,754
Common stock options exercised, 28,970 shares	29	260	-	-	-	289
Common stock cash dividend
declared, $0.20 per share	-	-	(716)	-	-	(716)

Balance at March 31, 2007	$3,579	$26,941	$9,043	$413	$-	$39,976

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

MERRILL MERCHANTS BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

(In thousands)	2007	2006
Cash flows from operating activities
Net income	$1,550	$1,366
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	109	95
Amortization	138	103
Net amortization of investment securities	28	31
Deferred income taxes	(58)	(63)
Provision for loan losses	41	128
Net gain on sale of loans, credit cards, investment securities
and properties and equipment	(114)	(25)
Net change in:
Loans held for sale	(203)	(42)
Deferred loan fees, net	(12)	(8)
Accrued income and other assets	(141)	(241)
Accrued expenses and other liabilities	238	(203)
Net cash provided by operating activities	1,576	1,141

Cash flows from investing activities
Net loans made to customers	(11,549)	(3,521)
Acquisition of properties and equipment and computer software	(700)	(506)
Purchase of investment securities available for sale	(3,810)	(8,621)
Proceeds from sales and maturities of investment securities available for sale	7,107	3,834
Net cash used by investing activities	(8,952)	(8,814)

Cash flows from financing activities
Net decrease in demand, savings and NOW deposits	(3,666)	(8,987)
Net (decrease) increase in certificates of deposit	(7,094)	10,380
Net increase in securities sold under agreement to repurchase	1,031	6,707
Net (decrease) increase in other borrowed funds	14,512	(1,350)
Long-term advances from the Federal Home Loan Bank	9,000	-
Payments on long-term advances	(6,011)	(311)
Dividends paid on common stock	(675)	(610)
Proceeds from stock issuance	289	85
Net cash provided by financing activities	7,386	5,914
Net increase (decrease) in cash and cash equivalents	10	(1,759)
Cash and cash equivalents, beginning of period	10,448	13,828

Cash and cash equivalents, end of period	$10,458	$12,069
Supplemental disclosures of cash flow information
Cash paid for interest	$1,093	$2,339
Transfers to other real estate owned	287	-
Income tax paid	550	749

See report of independent registered public accounting firm. The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Merrill Merchants Bancshares, Inc. (the “Company”) is a financial holding company that owns all of the common stock of Merrill Merchants Bank (the “Bank”). The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances are eliminated in consolidation. The income reported for the period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
(In thousands, except for number of shares and per share data)

Net income, as reported	$1,550	$1,366

Weighted-average shares outstanding	3,559,329	3,542,540
Effect of dilutive stock options	10,764	27,272

Adjusted weighted-average shares outstanding	3,570,093	3,569,812

Basic earnings per share	$.44	$0.39
Diluted earnings per share	$.43	$0.38

The basic earnings per share computation is based upon the weighted-average number of shares of stock outstanding during the period. Potential common stock is considered in the calculation of weighted-average shares outstanding for diluted earnings per share.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. SFAS No. 156 requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. SFAS No. 156 did not have a material impact on the Company’s financial statements.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have a material effect on the financial condition and results of operations of the Company. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. No interest and penalties were expensed in the quarters ended March 31, 2007 and 2006. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and Maine Revenue Service for the years ended December 31, 2004 through 2006. The Company has not been notified of any examinations by these taxing authorities.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 contains provisions to apply the fair value option to existing eligible financial instruments at the date of adoption. This statement is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

NOTE 4 - SUBSEQUENT EVENT

On May 8, 2007, shareholders of Merrill Merchants Bancshares, Inc. voted to adopt the Agreement and Plan of Merger between Chittenden and Merrill Merchants at the Company’s special meeting of shareholders. The number of shares of Merrill Merchants common stock voting to adopt the merger agreement represented approximately 77 percent of the total number of shares outstanding and entitled to vote. The proposed merger is expected to close on May 31, 2007, pending the satisfaction or waiver of all of the conditions set forth in the merger agreement, including the receipt of all required regulatory approvals.

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

EXECUTIVE OVERVIEW

Net income increased 13% for the first quarter ended March 31, 2007 compared to the first quarter last year, an increase of $184,000. The following were significant factors related to the results of the first quarter of 2007 compared to the first quarter of 2006.

▪
Net interest income increased $270,000, or 7%, to $4.3 million. The increase was driven by $33.4 million of growth in average earning assets. The Company’s net interest margin decreased to 4.00% for the first quarter of 2007, compared to 4.07% for the same period in 2006, as the cost of funds increased by 68 basis points while the yield on earning assets increased 47 basis points.

▪
Non-interest income increased 10% to $1.4 million for the first quarter of 2007 compared to $1.3 million for the first quarter of 2006. The $129,000 increase in non-interest income was primarily due to an increase in service charges on deposit accounts of 30% and growth in trust fees of 10%.

▪
Non-interest expense increased $204,000, or 6%, to $3.4 million for the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily the result of an increase in personnel costs of 8% and an increase in occupancy expenses of 14%.

▪
Comparing March 31, 2007 and 2006, total loans grew $26.5 million or 8%. Loans to businesses increased 15% and consumer loans grew 24% from a year ago. Real estate loan activity has remained essentially flat compared to 2006, both within the residential and commercial sectors; however, home equity balances grew 13% and construction balances increased 35% from a year ago.

▪
Total deposits were $349.2 million at March 31, 2007 compared to $332.8 million a year ago, representing growth of $16.4 million or 5%. Short-term interest rate increases and stock market volatility have spurred a migration of funds from core deposits as well as an influx of new funds to higher yielding certificates of deposit. Certificates of deposit grew $13.3 million or 10% from a year ago. Comparing March 31, 2007 and 2006, checking accounts increased $3.8 million and money market balances increased $5.6 million, while savings account balances decreased $6.3 million.

RESULTS OF OPERATIONS

The Company reported net income of $1.6 million, or $.43 per diluted share, for the first three months of 2007. This is an increase of $184,000, or 13%, compared to net income of $1.4 million, or $.38 per diluted share, for the comparable period of 2006.

The annualized return on assets and return on equity were 1.40% and 16.01%, respectively, for the first three months of 2007 compared to return on assets of 1.33% and return on equity of 15.80% for the same period in 2006.

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

Net interest income totaled $4.3 million for the first three months of 2007, an increase of $270,000 compared to the same period in 2006. The 7% increase was driven by growth in average earning assets of $33.4 million. The Company’s net interest margin decreased to 4.00% for the first three months of 2007 compared to 4.07% for the same period last year.

From June 2004 to June 2006, the Board of Governors of the Federal Reserve System had steadily increased the Federal Funds targeted rate from 1.00% to 5.25%, where it has remained unchanged. The decline in the Company’s net interest margin is the result of the interest rate incurred on interest-bearing liabilities increasing at a faster pace than the yield on interest-earning assets.

The average rate earned on interest-earning assets increased to 6.96% from 6.49% for the three months ended March 31, 2007 and 2006, respectively, on average interest-earning assets of $428.9 million and $395.5 million for the corresponding periods. The average interest rate incurred on interest-bearing liabilities also increased, to 3.59% from 2.91% for the three months ended March 31, 2007 and 2006, respectively, on average interest-bearing liabilities of $353.5 million and $328.7 million for the corresponding periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $41,000 for the three months ended March 31, 2007 compared to $128,000 for the same period in 2006. The decrease in the provision for loan losses was appropriate given the history of charge-offs within the loan portfolio and the overall credit quality of the portfolio, as well as the adequate level of allowance for loan losses.

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

Management continues to actively monitor the Company's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loan allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the final determinations. The Company’s allowance for loan losses amounted to $4.0 million at March 31, 2007, or 1.14% of total loans, a decrease of $111,000 since December 31, 2006.

NON-INTEREST INCOME

Non-interest income was $1.4 million for the three months ended March 31, 2007, an increase of $129,000 compared to the same period in 2006. The 10% increase in non-interest income was due to increases in service charges on deposit accounts of $114,000 and an increase in trust fees of $41,000.

NON-INTEREST EXPENSE

Non-interest expense totaled $3.4 million for the three months ended March 31, 2007 compared to $3.2 million for the same period last year. The increase in non-interest expense of $204,000, or 6%, was due to an increase in personnel costs of 8%, increases in occupancy, equipment and data processing expenses of 10% and an increase in other expenses of 1%. Personnel costs increased $143,000 due to normal salary increases and additional staffing required as a result of asset growth.

The Company’s efficiency ratio improved to 58.61% for the first three months of 2007 compared to 59.5% for the same period in 2006.

FINANCIAL CONDITION

Total assets increased $9.3 million, or 2%, to $458.4 million during the first three months of 2007. Since December 31, 2006, the loan portfolio increased $11.1 million or 3%. Commercial loans increased 12% and consumer loans grew 4%. Residential and construction balances were up 3% each while home equity increased 1%. Commercial real estate balances decreased 1%. The investment portfolio decreased $3.0 million, or 3% since year-end as cash flows were utilized to partially fund the loan growth. Additional asset growth was primarily funded through short-term borrowings.

Total deposits decreased $10.8 million, or 3%, to $349.2 million for the first three months of 2007. Since December 31, 2006, checking accounts decreased $6.6 million, or 6%, which remains consistent with the Bank’s cycle, during which deposits typically dip to their lowest levels early in the year and trend steadily upward to their highest levels during the fourth quarter. Since year-end, certificates of deposit declined $7.1 million, or 5%, while money market balances increased $2.4 million and savings accounts grew by $563,000. Borrowed funds increased by $18.5 million to $64.0 million at March 31, 2007 primarily due to increased short-term borrowings to fund loan growth and absorb the decline in deposit balances.

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

The Company’s total shareholders’ equity was $40.0 million, or 8.7%, of total assets at March 31, 2007 compared to $38.6 million, or 8.6%, of total assets at December 31, 2006.  The net increase of $1.3 million in the first three months of 2007 was attributable to net income of $1.6 million, changes in unrealized gains on investment securities of $204,000, net of tax and stock option exercises of $289,000 less cash dividends of $716,000. In the first quarter of 2007, the Company declared a cash dividend of $.20 per share on the Company’s common stock. This was an increase of 18% over last year’s first quarter dividend.

Under Federal Reserve Board guidelines, bank holding companies such as the Company are required to maintain capital based on “risk-adjusted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a risk-based capital ratio of 8%. The Company’s risk-based capital ratios for Tier 1 and Tier 2 capital at March 31, 2007, of 11.35% and 12.65%, respectively, exceed regulatory guidelines for a “well capitalized” financial institution. The Company’s ratios at December 31, 2006 were 11.23% and 12.58%, respectively.

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995, or 5%, of its outstanding shares of common stock. As of March 31, 2007, 25,894 shares had been repurchased under the program. During the first quarter of 2007, the Company had no shares repurchased. The repurchases will be made from time to time at the discretion of Company management.

OFF-BALANCE-SHEET ITEMS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments, including requiring collateral or other security to support financial instruments with credit risk. At March 31, 2007, the Company had the following levels of commitments to extend credit:

		Commitment expires in:
(In thousands)	Total amount committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$1,692	$1,542	$-	$150	$-
Other commitments to extend credit	89,851	50,358	3,034	2,075	34,384
Total	$91,543	$51,900	$3,034	$2,225	$34,384

The Company is a party to several off-balance sheet contractual obligations through lease agreements on branch facilities. These commitments, borrowings and the related payments were made during the normal course of business. At March 31, 2007, the Company had the following levels of contractual obligations:

		Payments due by period:
(In thousands)	Total amount of obligation	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$2,133	$335	$508	$215	$1,075
Federal Home Loan Bank debt	22,742	9,047	5,200	5,877	2,618
Total	$24,875	$9,382	$5,708	$6,092	$3,693

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

The simulation model captures the impact of changing interest rates on the interest income earned and interest expense incurred on all interest-earning assets and interest-bearing liabilities reflected in the Company’s statement of financial condition. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no asset growth, given a 200 basis point (bp) upward and a 200 bp downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company’s NII sensitivity analysis as measured during the first quarter of 2007.

Estimated
Rate Change	Change in NII
+200bp	(1.7)%
-200bp	(0.6)%

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 that could affect our business results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company repurchased no shares of its common stock:

On June 17, 2004, the Board of Directors approved a fourth stock repurchase program authorizing the Company to repurchase up to 169,995 shares of the Company’s common stock. At March 31, 2007, the maximum number of shares that may yet be purchased under the program is 144,101. The authority may be exercised from time to time and in such amounts as market conditions warrant. Shares are being repurchased for other corporate purposes. The program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Merger between Chittenden Corporation and Merrill Merchants Bancshares, Inc., dated as of January 18, 2007. (1)
3.1	Articles of Incorporation of Merrill Merchants Bancshares, Inc. (2)
3.2	By-laws of Merrill Merchants Bancshares, Inc. (2)
4	Specimen Stock Certificate of Merrill Merchants Bancshares, Inc. (1)
10.1	Operating Agreement between the Company and M&M Consulting Limited Liability Company. (2)
10.2	Services Agreements between the Company and M&M Consulting Limited Liability Company. (2)
10.3	Amended and Restated Employment Agreement with William C. Bullock, Jr. (3)
10.4	Financial Services Agreement with Financial Institutions Service Corporation. (2)
10.5	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement. (2)
10.6	Not used.
10.7	Form of Amended and Restated Executive Supplemental Retirement Plan. (4)
10.8	Form of Mandatory Convertible Debentures. (2)
10.9	Correspondent Trust Services Agreement with Northern Trust Company. (2)
10.10	Stock Option Plan, as amended. (2)
10.11	Form of Stock Option Agreement. (2)
10.12	Not used.
10.13	Employment Agreement between the Company and Edwin N. Clift. (5)
10.14	Employment Agreement between the Company and William P. Lucy. (5)
10.15	Employment Agreement between the Company and Deborah A. Jordan. (5)
10.16	2005 Directors’ Deferred Compensation Plan. (6)
10.17	Officers’ Deferred Compensation Plan (7)
31	Rule 13a - 14(a)/15d - 14(a) Certifications.
32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Form 8-K filed on January 19, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-56197, as amended.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
(5)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.
(6)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2005.
(7)	Incorporated by reference to the Company’s Form 8-K filed on December 22, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL MERCHANTS BANCSHARES, INC.

Date: May 14, 2007	By: /s/ Edwin N. Clift
Edwin N. Clift
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2007	By: /s/ Deborah A. Jordan
Deborah A. Jordan
Executive Vice President and Treasurer
(Principal Financial and Accounting Officer)